Form 10-Q
period 1996-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1996-07-29
CIK 822784

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                     Commission File Number
March 31, 1996                                  33-17579

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
             (Exact Name of Registrant as specified in its charter)


     Delaware                                         16-1309988
(State of Formation)                      (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1996 the registrant had 78,625.10 units of limited partnership interest outstanding.

                   REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B

                                      INDEX


                                                                    PAGE NO.
                                                                    --------
PART I:     FINANCIAL INFORMATION
- ------      ----------------------

            Balance Sheets -
                  March 31, 1996 and December 31, 1995                  3

            Statements of Operations -
                  Three Months Ended March 31, 1996 and 1995            4

            Statements of Cash Flows -
                  Three Months Ended March 31, 1996 and 1995            5

            Statements of Partners' (Deficit) Capital -
                  Three Months Ended March 31, 1996 and 1995            6

            Notes to Financial Statements                             7 - 19


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
            FINANCIAL CONDITION & RESULTS OF OPERATIONS              20 - 21
            -------------------------------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                   (Unaudited)

                                                        March 31,   December 31,
                                                          1996          1995
                                                     -----------    -----------
ASSETS

Property, at cost:
     Land                                            $   746,000    $   746,000
     Buildings and improvements                        5,981,594      5,981,594
     Furniture, fixtures and equipment                   255,652        255,652
                                                     -----------    -----------
                                                       6,983,246      6,983,246
     Less accumulated depreciation                     1,169,660      1,110,360
                                                     -----------    -----------
          Property, net                                5,813,586      5,872,886

Investments in real estate joint ventures                434,885        440,646

Cash                                                     642,514        641,724
Accounts receivable - affiliate                          839,641        802,099
Property acquisition costs capitalized                      --             --
Mortgage costs, net of accumulated amortization
     of $150,595 and $137,761, respectively              120,416        133,251
Other assets                                             173,651        158,147
                                                     -----------    -----------

            Total Assets                             $ 8,024,694    $ 8,048,753
                                                     ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages payable                               $ 4,257,118    $ 4,263,769
     Accounts payable and accrued expenses               317,582        261,611
     Security deposits and prepaid rents                  83,022         85,166
                                                     -----------    -----------
            Total Liabilities                          4,657,722      4,610,546
                                                     -----------    -----------

Partners' (Deficit) Capital:
     General partners                                    (83,519)       (81,382)
     Limited partners                                  3,450,491      3,519,589
                                                     -----------    -----------
           Total Partners' Capital                     3,366,972      3,438,207
                                                     -----------    -----------

           Total Liabilities and Partners' Capital   $ 8,024,694    $ 8,048,753
                                                     ===========    ===========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                      Three Months  Three Months
                                                          Ended        Ended
                                                        March 31,     March 31,
                                                          1996          1995
                                                       ---------      ---------
Income:
     Rental                                            $ 394,761      $ 406,341
     Interest and other income                            30,319         35,696
                                                       ---------      ---------
     Total income                                        425,080        442,037
                                                       ---------      ---------

Expenses:
     Property operations                                 239,034        211,283
     Interest                                            108,550        110,388
     Depreciation and amortization                        72,134         61,791
     Administrative:
          Paid to affiliates                              19,247         68,170
          Other                                           51,589         46,402
                                                       ---------      ---------
     Total expenses                                      490,554        498,034
                                                       ---------      ---------

Loss before allocated loss from joint venture            (65,474)       (55,997)

Allocated loss from joint ventures                        (5,761)       (13,629)
                                                       ---------      ---------

Net loss                                               $ (71,235)     $ (69,626)
                                                       =========      =========

Loss per limited partnership unit                      $   (0.88)     $   (0.86)
                                                       =========      =========

Distributions per limited partnership unit             $    --        $    --
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                        78,625.1       78,625.1
                                                       =========      =========






                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                              Three Months    Three Months
                                                                 Ended           Ended
                                                                March 31,       March 31,
                                                                  1996            1995
                                                             -----------    -----------
Cash flow from operating activities:
     Net loss                                                $   (71,235)   $   (69,626)

Adjustments to reconcile  net loss to net cash
     provided by (used in)  operating activities:
     Depreciation and amortization                                72,134         61,791
     Net loss from joint ventures                                  5,761         13,629
Changes in operating assets and liabilities:
     Accounts receivable                                            --         (118,693)
     Other assets                                                (15,504)      (130,205)
     Accounts payable and accrued expenses                        55,971         59,955
     Security deposits and prepaid rent                           (2,144)         5,520
                                                             -----------    -----------
Net cash provided by (used in) operating activities               44,983       (177,629)
                                                             -----------    -----------

Cash flow from investing activities:
     Accounts receivable - affiliates                            (37,542)        55,377
     Capital expenditures                                           --             --
     Contributions to joint ventures, net of distributions          --             --
                                                             -----------    -----------
     Net cash (used in) investing activities                     (37,542)        55,377
                                                             -----------    -----------

Cash flows from financing activities:
     Distributions to partners                                      --          (40,529)
     Principal payments on mortgages                              (6,651)        (4,812)
                                                             -----------    -----------
Net cash (used in) financing activities                           (6,651)       (45,341)
                                                             -----------    -----------

Increase (decrease) in cash                                          790       (167,593)

Cash - beginning of period                                       641,724      1,895,609
                                                             -----------    -----------

Cash - end of period                                         $   642,514    $ 1,728,016
                                                             ===========    ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                  $   108,550    $   110,388
                                                             ===========    ===========




                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                          General          Limited Partners
                                         Partners
                                          Amount          Units        Amount
                                          ------          -----        ------

Balance, January 1, 1995              $   (55,919)       78,625.1   $ 4,842,891

Distribution to partners                   (1,216)         --           (39,313)

Net loss                                   (2,089)         --           (67,537)
                                      -----------      --------     -----------

Balance, March 31, 1995               $   (59,224)       78,625.1   $ 4,736,041
                                      ===========      ========     ===========


Balance, January 1, 1996              $   (81,382)       78,625.1   $ 3,519,589

Distribution to partners                     --            --              --

Net loss                                   (2,137)         --           (69,098)
                                      -----------      --------     -----------

Balance, March 31, 1996               $   (83,519)       78,625.1   $ 3,450,491
                                      ===========      ========     ===========














                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


1. GENERAL PARTNERS' DISCLOSURE

   In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-B, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1996 and 1995, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


2. FORMATION AND OPERATION OF PARTNERSHIP

   Realmark Property Investors Limited Partnership VI-B (the "Partnership"), a Delaware Limited Partnership, was formed on September 21, 1987, to invest in a diversified portfolio of income-producing real estate investments.

   In November 1988, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on February 2, 1989. The offering was concluded on February 28, 1990, at which time 78,625.1 units of limited partnership interest were sold and outstanding. The General Partners are Realmark Properties, Inc., a wholly-owned subsidiary of J.M. Jayson & Company, Inc. and Joseph M. Jayson, the Individual General Partner. Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc.

   Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

   Net income or loss and proceeds arising from a sale or refinancing shall be distributed first to the limited partners in amounts equivalent to a 7% return on the average of their adjusted capital contributions, then an amount equal to their capital contributions, then an amount equal to an additional 5% of the average of their adjusted capital contributions after the general partners receive a 3% property disposition fee. Such fees shall be reduced, but not below zero, by the amounts necessary to pay to limited partners whose subscriptions were accepted by January 31, 1989, an additional cumulative annual return (not compounded) equal to 2% based on their average adjusted capital contributions, and to limited partners whose subscriptions were accepted between February 1, 1989 and June 30, 1989, an additional cumulative annual return (not compounded) equal to 1% based on their average adjusted capital contributions commencing with the first fiscal quarter following the termination of the offering of units, then to all partners in an amount equal to their respective positive capital balances, and finally, in the ratio of 87% to the limited partners and 13% to the general partners.

   The  partnership   agreement  also  provides  that  distribution  of  funds,
   revenues, costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the limited partners and 3% to the general partners.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Cash
   ----

   For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

   Property and Depreciation
   -------------------------

   Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized. The Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System are used to determine depreciation expense for tax purposes.

   Acquisition Fees
   ----------------

   Acquisition fees are paid to the general partner as properties are specified, which generally occurs when a contract to purchase the property is entered into. Acquisition fees are allocated to specific properties when actual closing takes place. Acquisition fees paid for properties that ultimately are not acquired will be applied toward other properties that are acquired or reallocated to existing properties. There were no capitalized acquisition fees at March 31, 1996.

   Unconsolidated Joint Ventures
   -----------------------------

   The Partnership's investment in affiliated real estate joint ventures are accounted for on the equity method.

   Rental Income
   -------------

   Leases for residential properties have terms of one year or less. Rental income is recognized on the straight line method over the term of the lease.

   Rents Receivable
   ----------------

   Due to the nature of these accounts, residential rents receivable are fully reserved as of March 31, 1996 and 1995.

   Income (Loss) per Limited Partnership Unit
   ------------------------------------------

   The income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period.

4. ACQUISITION AND DISPOSITION OF RENTAL PROPERTY

   In June 1991 the Partnership acquired a 192 unit apartment complex (the Villa) located in Greenville, South Carolina for a purchase price of $3,165,456, which included $373,493 in acquisition fees.

   In June 1991 the Partnership  acquired a 144 unit apartment complex (Players
   Club) located in Lutz, Florida for a purchase price of $3,070,800, which included $190,737 in acquisition fees.

5. MORTGAGES PAYABLE

   In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

   The Villa
   ---------

   A mortgage with a balance of $1,968,515 and $1,988,952 at March 31, 1996 and 1995, respectively, providing for monthly principal and interest payments of $17,998, bearing interest at 9.875%. The note matures July 1998.

   Players Club
   ------------

   A mortgage with a balance of $2,288,603 and $2,304,950 at March 31, 1996 and 1995, respectively, providing for monthly principal and interest payments of $20,402, bearing interest at 10%. The note matures July 1998.

   The mortgages described above are secured by the individual properties to which they relate.

   The aggregate maturities of mortgages payable for each of the next three years are as follows:

                   Year             Amount

                   1996             $     39,890
                   1997                   42,626
                   1998                4,181,253
                                   -------------

                   TOTAL            $  4,263,769

6.  RELATED PARTY TRANSACTIONS

   Management  fees  for  the  management  of  certain  of  the   Partnership's
   properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $17,627 and $19,151 for the three months ended March 31, 1996 and 1995, respectively.

   According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the three months ended March 31, 1996 or 1995.

   Pursuant to the terms of the Partnership agreement, the corporate general partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership and acquisition of properties. These charges are for the Partnership's allocated share of such costs and expenses as payroll, travel, communication costs related to partnership accounting, partner communication and relations, and acquisition of properties. Partnership accounting, communication, marketing and acquisition expenses are allocated based on total assets, number of partners and number of units, respectively. These costs amounted to $20,953 and $45,018 at March 31, 1996 and 1995.

   Accounts receivable - affiliates amounted to $839,641 and $0 at March 31, 1996 and 1995 respectively. This balance is in the process of being reimbursed.

   Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $1,584 for the three months ended March 31, 1996 and 1995.

7. INCOME TAXES

   No provision has been made for income taxes since the income or loss of the partnership is to be included in the tax returns of the individual partners.

   The tax returns of the Partnership are subject to examination by the Federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions may be accorded varying interpretations and, accordingly, reported partnership amounts could be changed as a result of any such examination.

   The reconciliation of net loss for the three months ended March 31, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                  March 31,        March 31,
                                                    1996              1995
                                                    ----              ----

    Net loss - statement of operations          $ (  71,235)     $ (  69,626)

    Add to (deduct from):
       Difference in depreciation                 (      70)       (   2,450)
       Tax basis adjustments -
       Joint Ventures                             (   1,920)       (   2,060)
       Other non-deductible expenses                 14,029           10,154
                                                 ----------      -----------

    Net loss - tax return purposes              $ (  59,196)     $ (  63,982)


   The reconciliation of Partners' Capital as of March 31, 1996 and December 31, 1995 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                  March 31,       December  31,
                                                    1996              1995
                                                    ----              ----

    Partners' Capital - balance sheet           $  3,366,972     $  3,438,207

    Add to (deduct from):
       Accumulated difference in
       depreciation                               (   66,886)       (  66,816)
       Tax basis adjustment -
       Joint Ventures                             (   47,161)       (  45,241)
       Syndication fees                            1,179,381        1,179,381
       Other non-deductible expenses                 191,240          177,211
                                                ------------      -----------
    Partners' Capital - tax return purposes     $  4,623,546      $ 4,682,742

8. INVESTMENT IN JOINT VENTURES

   On September 27, 1991 the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership II (RPILP
   II) and Realmark Property Investors Limited Partnership VI-B (RPILP VI-B). The joint venture was formed for the purpose of operating the Foxhunt Apartments located in Dayton, Ohio and owned by RPILP II. Under the terms of the original agreement, the Partnership contributed $390,000 and RPILP VI-B contributed $1,041,568 to buy out the wraparound promissory note on the property. RPILP II contributed the property net of the first mortgage.

   On April 1, 1992 RPILP II returned RPILP VI-A's entire capital contribution and $580,000 of the capital originally invested by the Partnership. The amended joint venture agreement now provides that any income, loss, gain, cash flow or sale proceeds be allocated 88.5% to RPILP II and 11.5% to the Partnership. Prior to the buyout the allocations were 63.14% to RPILP II, 26.82% to the Partnership and 10.04% to the RPILP VI-A. The allocated net loss of the joint venture has been included in the statements of operations of the Partnership.

   The following financial statements of the joint venture are presented on a historical-cost basis. The equity ownership was determined based upon the cash paid into the joint venture by the Partnership as a percentage of the general partner's estimate of the fair market value of the apartment complex and other net assets at the date of inception.

   A summary of the assets, liabilities and partner's capital of the joint venture as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 is as follows:

                             FOX HUNT JOINT VENTURE
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995

                                                            March 31,  December
31,
                                                             1996         1995
                                                          ----------   ----------
ASSETS

    Cash and cash equivalents                             $  292,810   $  155,903
    Propery, net of accumulated depreciation               2,964,732    3,016,534
    Other assets                                           1,685,902    1,857,979
                                                          ----------   ----------
                 Total Assets                             $4,943,444   $5,030,416
                                                          ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgage payable                                     $4,549,062   $4,555,682
     Accounts payable  and accrued expenses                  257,767      322,266
     Other liabilities                                        72,052       65,275
                                                          ----------   ----------
                 Total Liabilities                         4,878,881    4,943,223
                                                          ----------   ----------

Partners' Capital                                             64,563       87,193
                                                          ----------   ----------

                Total Liabilities and Partners' Capital   $4,943,444   $5,030,416
                                                          ==========   ==========


                             FOX HUNT JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995


                                                     Three Months   Three Months
                                                        Ended          Ended
                                                      March 31,      March 31,
                                                         1996          1995
                                                     ---------        ---------
Income:
     Rental                                          $ 319,805        $ 335,486
     Interest and other income                          26,389           14,259
                                                     ---------        ---------
     Total income                                      346,194          349,745
                                                     ---------        ---------

Expenses:
     Property operations                               203,133          161,201
     Depreciation and amortization                      53,900           56,239
     Interest                                          102,453          102,953
     Administrative                                      9,337           49,413
                                                     ---------        ---------
     Total expenses                                    368,824          369,806
                                                     ---------        ---------

Net loss                                             $ (22,630)       $ (20,061)
                                                     =========        =========



Allocation of net loss:

     The Partnership                                 $  (2,602)       $  (2,307)
     Other Joint Venturer (RPILP II)                   (20,028)         (17,754)
                                                     ---------        ---------

                                                     $ (22,630)       $ (20,061)
                                                     =========        =========

   A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                  1996       1995
                                                  ----       ----

    Investment in joint venture, January 1    $  386,061   $ 417,159
    Allocation of net loss                       ( 2,602)    ( 2,307)
                                              ----------   ---------

    Investment in joint venture, March 31     $  383,459   $ 414,852


   On August 30, 1992 the Partnership entered into a joint venture agreement with Realmark Property Investors Limited Partnership IV (RPILP IV) for the purpose of operating the Lakeview Apartment complex located in Milwaukee, Wisconsin and owned by RPILP IV. Under the terms of the agreement, the Partnership contributed $175,414 while RPILP IV contributed the property net of the outstanding mortgage.

   The joint venture agreement provides that any income, loss, cash flow or sale proceeds be allocated 16.22% to the Partnership and 83.78% to RPILP IV. The allocated net loss of the joint venture for the three month period ended March 31, 1996 has been included in the statement of operations for the Partnership.

   The equity ownership percentage was determined based upon the cash paid into the joint venture by the Partnership as a percentage of the general partner's estimate of the fair market value of the apartment complex and other net assets at the date of inception.

   A summary of the assets, liabilities and partners' capital of the joint venture as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 is as follows:

                             LAKEVIEW JOINT VENTURE
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995

                                                           March 31,   December
31,
                                                             1996         1995
                                                          ----------   ----------
ASSETS

    Cash and cash equivalents                             $     --     $    2,461
    Propery, net of accumulated depreciation               2,425,491    2,463,639
    Other assets                                             728,696      429,110
                                                          ----------   ----------
                 Total Assets                             $3,154,187   $2,895,210
                                                          ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                       $   21,839   $     --
     Mortgage payable                                      2,614,748    2,311,688
     Accounts payable  and accrued expenses                  280,839      279,426
     Accounts payable - affiliates                           128,258      130,379
     Other liabilities                                        39,674       85,414
                                                          ----------   ----------
                 Total Liabilities                         3,085,357    2,806,907
                                                          ----------   ----------

Partners' Capital:
     The Partnership                                          51,426       54,585
     Other joint venturer                                     17,403       33,718
                                                          ----------   ----------
                Total Partners' Capital                       68,829       88,303
                                                          ----------   ----------

                Total Liabilities and Partners' Capital   $3,154,187   $2,895,210
                                                          ==========   ==========

                             LAKEVIEW JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995


                                                   Three Months     Three Months
                                                        Ended            Ended
                                                      March 31,        March 31,
                                                        1996             1995
                                                     ---------        ---------
Income:
     Rental                                          $ 213,787        $ 208,339
     Interest and other income                          11,502            1,818
                                                     ---------        ---------
     Total income                                      225,289          210,157
                                                     ---------        ---------

Expenses:
     Property operations                               109,203          123,355
     Depreciation and amortization                      49,149           49,148
     Interest                                           47,561           69,426
     Administrative                                     38,850           38,036
                                                     ---------        ---------
     Total expenses                                    244,763          279,965
                                                     ---------        ---------

Net loss                                             $ (19,474)       $ (69,808)
                                                     =========        =========



Allocation of net loss:

     The Partnership                                 $  (3,159)       $ (11,323)
     Other Joint Venturer                              (16,315)         (58,485)
                                                     ---------        ---------

                                                     $ (19,474)       $ (69,808)
                                                     =========        =========

    A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                 1996       1995

    Investment in joint venture, January 1            $  54,585     $  97,210
    Allocation of net loss                              ( 3,159)     ( 11,323)
                                                      ---------     ---------

    Investment in joint venture, March 31             $  51,426     $  85,887

       PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources
- -------------------------------

The Partnership has maintained sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. No distributions to partners were made in either the first quarter of 1996 or 1995. The General Partner does anticipate making distributions at some time during 1996. Although the Partnership experienced a loss for the first quarter of 1996, management feels that with scheduled rent increases and efforts to control and manage expenses, profitability should increase.

During January of 1996, the Partnership was able to secure new financing for the Lakeview Joint Venture. This not only reduced debt service, but also decreased the mortgage payments approximately $450 per month at Lakeview.


Result of Operations
- --------------------

For the three month period ended March 31, 1996, the Partnership generated a net loss of $71,235 or $0.88 per limited partnership unit. The loss for the same period in 1995 was $69,626 or $0.86 per limited partnership unit.

On a tax basis, the Partnership loss totaled $59,196 or $0.73 per limited partnership unit for the three month period ended March 31, 1996 as compared to the tax loss for the three month period ended March 31, 1995 which was $63,982 or $0.79 per limited partnership unit.

Total revenue for the three month period ended March 31, 1996 decreased $16,957 from the corresponding period in 1995. The major portion of this decrease is attributable to a decrease in rental income due to increased vacancies and rental concessions at Players Club and substantially higher uncollectible rents at both The Villa and Players Club. Interest and other income decreased by just over $5,000 primarily due to a drop in laundry income collected at The Villa. Management continues to focus on efforts to increase occupancy by offering rental concessions, and to decrease delinquencies by tightening credit and collection procedures. The properties are both located in economically favorable areas for rental properties, so rental income is expected to increase in the future.

Partnership expenses totaled $490,554 for the three month period ended March 31, 1996. This is a decrease of slightly less than $7,500 from the same period in 1995. Property operations expenses increased approximately $28,000 due to higher costs of payroll and related expenses and contracted services such as landscaping at Players Club. There were also slight increases in expenses associated with repairs and maintenance and replacements at The Villa. Interest expense remained virtually unchanged between the two periods. Administrative charges decreased by approximately $44,000 between the three month periods ended March 31, 1996 and March 31, 1995; this decrease can be attributed to decreases in deferred repair costs, commissions, legal costs, finance charges and lower costs associated with portfolio, management and accounting fees. Management continues to try to lower expenses by focusing on tenant retention and attempting to do more of the repair and maintenance work in-house as opposed to hiring outside contractors.

For the three month period ended March 31, 1996, the Foxhunt Joint Venture generated a loss of $22,630 compared to $20,061 for the three month period ended March 31, 1995. Of the total loss, $2,602 was allocated to the Partnership for the three month period ended March 31, 1996; $2,307 was allocated to the Partnership for the same period in 1995.

The Lakeview Joint Venture had a net loss of $19,474 for the three month period ended March 31, 1996 as compared to a loss of $69,808 for the three month period ended March 31, 1995. The Partnership was allocated $3,159 of the loss for three month period ended March 31, 1996 and $11,323 for the same period in 1995. Management continues its efforts to decrease operating expenses related to this property in hopes of seeing signs of an economic improvement in this region. Additionally, the successful refinancing of this property early in January of 1996 resulted in significantly lower interest expense.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------



Item 1 - Legal Proceedings
- --------------------------

The Partnership is not party to, nor is it the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.


Item 2, 3, 4 and 5
- ------------------

Not applicable.


Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

Exhibit 27 - Financial Data Schedule (Electronic filing only)

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP VI-B


By:   /s/Joseph M. Jayson                       July 12, 1996
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       July 12, 1996
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  July 12, 1996
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary