Form 10-Q
period 1996-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1997-01-03
CIK 822784

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                            Commission File Number
June 30, 1996                                         33-17579

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
             (Exact Name of Registrant as specified in its charter)


 Delaware                                  16-1309988
--------------------                       -----------------------------------
(State of Formation)                      (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any
amendment to this Form 10-Q.   (X)


As of June 30, 1996 the registrant had 78,625.10 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------

                                      INDEX
                                      -----



                                                                       PAGE NO.
                                                                       --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  June 30, 1996 and December 31, 1995                     3

            Statements of Operations -
                  Three Months Ended June 30, 1996 and 1995               4

            Statements of Operations -
                  Six Months Ended June 30, 1996 and 1995                 5

            Statements of Cash Flows -
                  Six Months Ended June 30, 1996 and 1995                 6

            Statements of Partners' (Deficit) Capital -
                  Six Months Ended June 30, 1996 and 1995                 7

            Notes to Financial Statements                               8 - 20


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------    FINANCIAL CONDITION & RESULTS OF OPERATIONS                21 - 22
            -------------------------------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                       June 30      December 31,
                                                         1996            1995
                                                         ----            ----
ASSETS
------

Property, at cost:
     Land                                            $   746,000    $   746,000
     Buildings and improvements                        5,981,594      5,981,594
     Furniture, fixtures and equipment                   255,652        255,652
                                                     -----------    -----------
                                                       6,983,246      6,983,246
     Less accumulated depreciation                     1,228,959      1,110,360
                                                     -----------    -----------
          Property, net                                5,754,286      5,872,886

Investments in real estate joint ventures                413,607        440,646

Cash                                                     690,420        641,724
Accounts receivable - affiliate                          845,180        802,099
Property acquisition costs capitalized                      --             --
Mortgage costs, net of accumulated amortization
     of $163,430 and $86,425 respectively                107,582        133,251
Other assets                                             153,520        158,147
                                                     -----------    -----------

             Total Assets                            $ 7,964,594    $ 8,048,753
                                                     ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages payable                               $ 4,251,676    $ 4,263,769
     Accounts payable and accrued expenses               262,471        261,611
     Security deposits and prepaid rents                 126,165         85,166
                                                     -----------    -----------
             Total Liabilities                         4,640,312      4,610,546
                                                     -----------    -----------

Partners' (Deficit) Capital:
     General partners                                    (84,800)       (81,382)
     Limited partners                                  3,409,082      3,519,589
                                                     -----------    -----------
            Total Partners' Capital                    3,324,282      3,438,207
                                                     -----------    -----------

            Total Liabilities and Partners' Capital  $ 7,964,594    $ 8,048,753
                                                     ===========    ===========

                       See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                                      Three Months  Three Months
                                                         Ended         Ended
                                                        June 30,      June 30,
                                                          1996          1995
                                                          ----          ----

Income:
     Rental                                            $ 398,615      $ 412,816
     Interest and other income                            29,314         28,763
                                                       ---------      ---------
     Total income                                        427,929        441,579
                                                       ---------      ---------

Expenses:
     Property operations                                 191,081        205,586
     Interest                                            111,317        110,267
     Depreciation and amortization                        72,134         61,795
     Administrative:
          Paid to affiliates                              19,979         40,271
          Other                                           54,830         31,131
                                                       ---------      ---------
     Total expenses                                      449,341        449,050
                                                       ---------      ---------

Loss before allocated loss from joint venture            (21,412)        (7,471)

Allocated loss from joint ventures                       (21,278)       (10,426)
                                                       ---------      ---------

Net loss                                               $ (42,690)     $ (17,897)
                                                       =========      =========

Loss per limited partnership unit                      $   (0.53)     $   (0.22)
                                                       =========      =========

Distributions per limited partnership unit             $    --        $    6.36
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                        78,625.1       78,625.1
                                                       =========      =========



                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                        Six Months   Six Months
                                                          Ended        Ended
                                                         June 30      June 30
                                                           1996         1995
                                                           ----         ----

Income:
     Rental                                            $ 793,376      $ 819,157
     Interest and other income                            59,633         64,459
                                                       ---------      ---------
     Total income                                        853,009        883,616
                                                       ---------      ---------

Expenses:
     Property operations                                 430,115        416,869
     Interest                                            219,867        220,655
     Depreciation and amortization                       144,268        123,586
     Administrative:
          Paid to affiliates                              39,226        108,441
          Other                                          106,419         77,533
                                                       ---------      ---------
     Total expenses                                      939,895        947,084
                                                       ---------      ---------

Loss before allocated loss from joint venture            (86,886)       (63,468)

Allocated loss from joint ventures                       (27,039)       (24,055)
                                                       ---------      ---------

Net loss                                               $(113,925)     $ (87,523)
                                                       =========      =========

Loss per limited partnership unit                      $   (1.41)     $   (1.08)
                                                       =========      =========

Distributions per limited partnership unit             $    --        $    6.86
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                        78,625.1       78,625.1
                                                       =========      =========







                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                               Six Months      Six Months
                                                                 Ended           Ended
                                                                June 30,        June 30,
                                                                  1996            1995
                                                                  ----            ----
Cash flow from operating activities:
     Net loss                                                 $  (113,925)    $   (87,523)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                144,268         123,586
     Net loss from joint ventures                                  27,039          24,055
Changes in operating assets and liabilities:
     Accounts receivable                                             --            (7,731)
     Other assets                                                   4,627        (100,763)
     Accounts payable and accrued expenses                            860          26,989
     Security deposits and prepaid rent                            40,999           3,285
                                                              -----------     -----------
Net cash provided by (used in) operating activities               103,868         (18,102)
                                                              -----------     -----------

Cash flow from investing activities:
     Accounts receivable - affiliates                             (43,081)         55,377
     Capital expenditures                                            --              --
     Contributions to joint ventures, net of distributions           --              --
                                                              -----------     -----------
     Net cash (used in) provided by investing activities          (43,081)         55,377
                                                              -----------     -----------

Cash flows from financing activities:
     Distributions to partners                                       --          (540,529)
     Principal payments on mortgages                              (12,093)         (9,745)
                                                              -----------     -----------
Net cash (used in) financing activities                           (12,093)       (550,274)
                                                              -----------     -----------

Increase (decrease) in cash                                        48,694        (512,999)

Cash - beginning of period                                        641,726       1,895,609
                                                              -----------     -----------

Cash - end of period                                          $   690,420     $ 1,382,610
                                                              ===========     ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                   $   218,626     $   110,388
                                                              ===========     ===========









                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                        General            Limited Partners
                                       Partners
                                        Amount           Units         Amount
                                        ------           -----         ------

Balance, January 1, 1995            $   (55,919)        78,625.1    $ 4,842,891

Distribution to partners                 (1,216)          --           (539,313)

Net loss                                 (2,626)          --            (84,897)
                                    -----------         --------    -----------

Balance, June 30, 1995              $   (59,761)        78,625.1    $ 4,218,681
                                    ===========         ========    ===========


Balance, January 1, 1996            $   (81,382)        78,625.1    $ 3,519,589

Distribution to partners                   --             --               --

Net loss                                 (3,418)          --           (110,507)
                                    -----------         --------    -----------

Balance, June 30, 1996              $   (84,800)        78,625.1    $ 3,409,082
                                    ===========         ========    ===========




















                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


1.  GENERAL PARTNERS' DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-B, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1996 and 1995, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     Acquisition Fees
     ----------------

     Acquisition fees are paid to the general partner as properties are specified, which generally occurs when a contract to purchase the property is entered into. Acquisition fees are allocated to specific properties when actual closing takes place. Acquisition fees paid for properties that ultimately are not acquired will be applied toward other properties that are acquired or reallocated to existing properties. There were no capitalized acquisition fees at June 30, 1996.

     Unconsolidated Joint Ventures
     -----------------------------

     The Partnership's investment in affiliated real estate joint ventures are accounted for on the equity method.

     Rental Income
     -------------

     Leases for residential properties have terms of one year or less. Rental income is recognized on the straight line method over the term of the lease.

     Rents Receivable
     ----------------

     Due to the nature of these accounts, residential rents receivable are fully reserved as of June 30, 1996 and 1995.

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

5.   MORTGAGES PAYABLE

     In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

     The Villa
     ---------

     A mortgage with a balance of $1,963,073 and $1,984,019 at June 30, 1996 and 1995, respectively, providing for monthly principal and interest payments of $17,998, bearing interest at 9.875%. The note matures July 1998.

     Players Club
     ------------

     A mortgage with a balance of $2,288,603 and $2,304,950 at June 30, 1996 and 1995, respectively, providing for monthly principal and interest payments of $20,402, bearing interest at 10%. The note matures July 1998.

     The mortgages described above are secured by the individual properties to which they relate.

     The aggregate maturities of mortgages payable for each of the next three years are as follows:

                   Year             Amount
                   ----             ------

                   1996             $      39,890
                   1997                    42,626
                   1998                 4,181,253
                                    -------------

                   TOTAL            $  4,263,769
                                    ============

6.   RELATED PARTY TRANSACTIONS

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $33,000 and $42,488 for the six months ended June 30, 1996 and 1995, respectively.

     According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the six months ended June 30, 1996 or 1995.

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

     Accounts receivable - affiliates amounted to $845,420 and $0 at June 30, 1996 and 1995 respectively. This balance is in the process of being reimbursed.

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $3,168 for the six months ended June 30, 1996 and 1995.

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

     The reconciliation of net loss for the six months ended June 30, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                   June 30,           June 30,
                                                     1996               1995
                                                     ----               ----

    Net loss - statement of operations         $ ( 113,925)       $   ( 87,523)

    Add to (deduct from):
       Difference in depreciation                (     140)           (  4,900)
       Tax basis adjustments -
       Joint Ventures                            (   3,840)           (  4,120)
       Other non-deductible expenses                28,058              16,419
                                               -----------        ------------

    Net loss - tax return purposes             $  ( 89,847)       $   ( 80,124)
                                               ===========        ============


     The reconciliation of Partners' Capital as of June 30, 1996 and December 31, 1995 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                   March 31,      December  31,
                                                     1996               1995
                                                     ----               ----

    Partners' Capital - balance sheet          $  3,324,282       $  3,438,207

    Add to (deduct from):
       Accumulated difference in
       depreciation                               (  66,956)         (  66,816)
       Tax basis adjustment -
       Joint Ventures                             (  49,081)         (  45,241)
       Syndication fees                           1,179,381          1,179,381
       Other non-deductible expenses                205,269            177,211
                                               ------------       ------------

    Partners' Capital - tax return purposes    $  4,592,895       $  4,682,742
                                               ============       ============

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

     A summary of the assets, liabilities and partner's capital of the joint venture as of June 30, 1996 and December 31, 1995 and the results of its operations for the six months ended June 30, 1996 and 1995 is as follows:

                             FOX HUNT JOINT VENTURE
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

                                                               June 30     December 31
                                                                 1996          1995
                                                                 ----          ----
ASSETS
------

    Cash and cash equivalents                                $  206,085    $  155,903
    Property, net of accumulated depreciation                 2,910,597     3,016,534
    Other assets                                              1,674,426     1,857,979
                                                             ----------    ----------

                   Total Assets                              $4,791,109    $5,030,416
                                                             ==========    ==========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgage payable                                        $4,542,292    $4,555,682
     Accounts payable  and accrued expenses                     143,262       322,266
     Other liabilities                                           81,213        65,275
                                                             ----------    ----------
                   Total Liabilities                          4,766,767     4,943,223
                                                             ----------    ----------

Partners' Capital                                                24,342        87,193
                                                             ----------    ----------

                  Total Liabilities and Partners' Capital    $4,791,109    $5,030,416
                                                             ==========    ==========


                             FOX HUNT JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995


                                                      Six Months     Six Months
                                                        Ended          Ended
                                                       June 30,     December 31,
                                                         1996           1995
                                                         ----           ----

Income:
     Rental                                          $ 617,614        $ 695,956
     Interest and other income                          47,012           37,545
                                                     ---------        ---------
     Total income                                      664,626          733,501
                                                     ---------        ---------

Expenses:
     Property operations                               293,553          367,047
     Depreciation and amortization                     110,134          112,478
     Interest                                          204,757          205,905
     Administrative                                    119,034           84,920
                                                     ---------        ---------
     Total expenses                                    727,478          770,350
                                                     ---------        ---------

Net loss                                             $ (62,851)       $ (36,849)
                                                     =========        =========



Allocation of net loss:

     The Partnership                                 $  (7,228)       $  (4,238)
     Other Joint Venturer (RPILP II)                   (55,623)         (32,611)
                                                     ---------        ---------

                                                     $ (62,851)       $ (36,849)
                                                     =========        =========

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                      1996              1995
                                                      ----              ----

    Investment in joint venture, January 1       $   386,061        $  417,159
    Allocation of net loss                           ( 7,228)          ( 4,238)
                                                 -----------        ----------

    Investment in joint venture, June 30         $   378,833        $  412,921
                                                 ===========        ==========


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

     The joint venture agreement provides that any income, loss, cash flow or sale proceeds be allocated 16.22% to the Partnership and 83.78% to RPILP
     IV. The allocated net loss of the joint venture for the six month period ended June 30, 1996 has been included in the statement of operations for the Partnership.

     The equity ownership percentage was determined based upon the cash paid into the joint venture by the Partnership as a percentage of the general partner's estimate of the fair market value of the apartment complex and other net assets at the date of inception.

     A summary of the assets, liabilities and partners' capital of the joint venture as of June 30, 1996 and December 31, 1995 and the results of its operations for the six months ended June 30, 1996 and 1995 is as follows:

                             LAKEVIEW JOINT VENTURE
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

                                                                         June 30,      December 31,
                                                                           1996            1995
                                                                           ----            ----
ASSETS
------

    Cash and cash equivalents                                          $      --       $     2,461
    Property, net of accumulated depreciation                            2,387,343       2,463,639
    Other assets                                                           628,518         429,110
                                                                       -----------     -----------

                   Total Assets                                        $ 3,015,861     $ 2,895,210
                                                                       ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Cash overdraft                                                    $    36,235     $      --
     Mortgage payable                                                    2,520,822       2,311,688
     Accounts payable  and accrued expenses                                294,317         279,426
     Accounts payable - affiliates                                         161,240         130,379
     Other liabilities                                                      37,086          85,414
                                                                       -----------     -----------
                   Total Liabilities                                     3,049,700       2,806,907
                                                                       -----------     -----------

Partners' Capital (Deficit):
     The Partnership                                                        34,773          54,585
     Other joint venturer                                                  (68,613)         33,718
                                                                       -----------     -----------
                  Total Partners' (Deficit) Capital                        (33,840)         88,303
                                                                       -----------     -----------

                  Total Liabilities and Partners' (Deficit) Capital    $ 3,015,861     $ 2,895,210
                                                                       ===========     ===========


                             LAKEVIEW JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995


                                                     Six Months      Six Months
                                                       Ended           Ended
                                                      June 30,        June 30,
                                                        1996            1995
                                                        ----            ----

Income:
     Rental                                         $ 357,414         $ 435,792
     Interest and other income                         24,212             6,054
                                                    ---------         ---------
     Total income                                     381,627           441,846
                                                    ---------         ---------

Expenses:
     Property operations                              216,945           239,135
     Depreciation and amortization                     98,296           138,216
     Interest                                         110,620            98,296
     Administrative                                    77,909            88,376
                                                    ---------         ---------
     Total expenses                                   503,769           564,023
                                                    ---------         ---------

Net loss                                            $(122,143)        $(122,177)
                                                    =========         =========



Allocation of net loss:

     The Partnership                                $ (19,812)        $ (19,817)
     Other Joint Venturer                            (102,331)         (102,360)
                                                    ---------         ---------

                                                    $(122,143)        $(122,177)
                                                    =========         =========

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                     1996          1995
                                                     ----          ----

    Investment in joint venture, January 1       $  54,585     $   97,210
    Allocation of net loss                         (19,812)       (19,817)
                                                 ---------     ----------

    Investment in joint venture, June 30         $  51,426     $   77,393
                                                 =========     ==========

       PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources
-------------------------------

The Partnership continues to generate sufficient cash from operations to enable it to provide for future capital improvements. Unlike the second quarter of 1995 when a distribution of $6.36 was made per limited partnership unit, no distributions to partners were made in the second quarter of 1996, but the General Partner does anticipate making distributions at some time during 1996. Management has been concentrating heavily on increasing occupancies and at the same time controlling expenses. Concessions to new tenants has thus proved to be beneficial to the properties as occupancies are beginning to increase. The General Partner feels this trend will continue in the next several months of 1996.

During January of 1996, the Partnership was able to secure new financing for the Lakeview Joint Venture. This reduced debt service and decreased the mortgage payments, however Lakeview continues to struggle with very low occupancies.

The General Partner has a signed contract for the sale of the Foxhunt Apartments, although a firm closing date has not been established, and the sale is dependent on the completion of due diligence and mortgage contingencies.

Result of Operations
--------------------

For the quarter ended June 30, 1996, the Partnership's net loss was $42,690 or $0.53 per limited partnership unit. Net loss for the quarter ended June 30, 1995 amounted to $17,897 or $0.22 per unit. For the six month period ended June 30, 1996, the net loss was $113,925 or $1.41 per limited partnership unit as compared to $87,523 or $1.08 per limited partnership unit for the six month period ended June 30, 1995.

Partnership revenue for the quarter ended June 30, 1996 totaled $427,929, a decrease of $13,650 from the 1995 amount of $441,579. Total rental revenue during this quarter dropped just over $14,000, with the majority of the decrease being attributed to falling economic occupancy. For the first six months of 1996, rental revenue dropped by almost $26,000; other income decreased by $4,800 mostly due to decreased laundry income at The Villas and less security deposit forfeits at Players Club. Compared to the prior year, physical occupancy dropped, while rental concessions and delinquencies increased. Management continues to offer rental concessions and other promotions in an attempt to increase the occupancies. It is expected that in the third quarter of 1996 occupancies will increase and the concessions being offered currently will be halted.

-----------------------------------

For the quarter ended June 30, 1996, Partnership expenses amounted to $449,341 which is almost exactly the same as the same quarter in 1995. For the six month period ended June 30, 1996, Partnership expenses decreased by almost $7,200 which is only a slight decrease as compared to the same period in 1995. There was an increase in property operations expenditures of approximately $13,000; in this area, specifically, there was an increase in repairs and maintenance costs and contracted services (specifically landscaping and carpet cleaning) at The Villas, while at Players Club there was a similar increase in the same expenses, as well as an increase in payroll and related expenses. Administrative expenses decreased by just over $40,000 due to, for example, decreased management fees for The Villas as a result of lower occupancies. Insurance and real estate taxes remained fairly stable between the six month periods ended June 30, 1996 and 1995.

For the six month period ended June 30, 1996, the Foxhunt Joint Venture incurred a loss of $62,851 as compared to $36,849 for the same period in 1995. This property similarly suffered from lower occupancies and difficulty in collections during the six month period ended June 30, 1996. The Partnership was allocated $7,228 of the total loss for the six month period ended June 30, 1996 as compared to $4,238 for the same period in the previous year.

The Lakeview Joint Venture had a net loss of $122,143 for the six month period ended June 30, 1996. For the six month period ended June 30, 1995, this joint venture generated an almost identical net loss of $122,177. The Partnership was allocated $19,812 and $19,817 of the loss for the six month periods ended June 30, 1996 and 1995, respectively.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------



Item 1 - Legal Proceedings
--------------------------

The Partnership is not party to, nor is it the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.


Item 2, 3, 4 and 5
------------------

Not applicable.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibit 27 - Financial Data Schedule (Electronic filing only)

Reports on Form 8-K - None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP VI-B



By:   /s/Joseph M. Jayson                       January 2, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       January 2, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  January 2, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary