Form 10-Q
period 1996-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1997-01-03
CIK 822784

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                            Commission File Number
September 30, 1996                                      33-17579

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
             (Exact Name of Registrant as specified in its charter)


 Delaware                                  16-1309988
--------------------                       -----------------------------------
(State of Formation)                      (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any
amendment to this Form 10-Q.   (X)


As of September 30, 1996 the registrant had 78,625.10 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------

                                      INDEX
                                      -----



                                                                       PAGE NO.
                                                                       --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  September 30, 1996 and December 31, 1995                3

            Statements of Operations -
                  Three Months Ended September 30, 1996 and 1995          4

            Statements of Operations -
                  Nine Months Ended September 30, 1996 and 1995           5

            Statements of Cash Flows -
                  Nine Months Ended September 30, 1996 and 1995           6

            Statements of Partners' (Deficit) Capital -
                  Nine Months Ended September 30, 1996 and 1995           7

            Notes to Financial Statements                               8 - 20


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------    FINANCIAL CONDITION & RESULTS OF OPERATIONS                21 - 23
            -------------------------------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                      September 30,    December 31,
                                                           1996            1995
                                                           ----            ----
ASSETS
------

Property, at cost:
     Land                                              $   746,000     $   746,000
     Buildings and improvements                          5,981,594       5,981,594
     Furniture, fixtures and equipment                     255,652         255,652
                                                       -----------     -----------
                                                         6,983,246       6,983,246
     Less accumulated depreciation                       1,288,259       1,110,360
                                                       -----------     -----------
          Property, net                                  5,694,987       5,872,886

Investments in real estate joint ventures                  366,448         440,646

Cash                                                       631,740         641,724
Accounts receivable - affiliate                            831,854         802,099
Property acquisition costs capitalized                        --              --
Mortgage costs, net of accumulated amortization
     of $176,264 and $86,425 respectively                   94,748         133,251
Other assets                                               173,131         158,147
                                                       -----------     -----------

             Total Assets                              $ 7,792,908     $ 8,048,753
                                                       ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages payable                                 $ 4,244,240     $ 4,263,769
     Accounts payable and accrued expenses                 365,113         261,611
     Security deposits and prepaid rents                    91,546          85,166
                                                       -----------     -----------
             Total Liabilities                           4,700,899       4,610,546
                                                       -----------     -----------

Partners' (Deficit) Capital:
     General partners                                      (91,768)        (81,382)
     Limited partners                                    3,183,777       3,519,589
                                                       -----------     -----------
            Total Partners' Capital                      3,092,009       3,438,207
                                                       -----------     -----------

            Total Liabilities and Partners' Capital    $ 7,792,908     $ 8,048,753
                                                       ===========     ===========





                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                                      Three Months  Three Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                          1996          1995
                                                          ----          ----

Income:
     Rental                                            $ 384,522      $ 403,293
     Interest and other income                            37,479         25,114
                                                       ---------      ---------
     Total income                                        422,001        428,407
                                                       ---------      ---------

Expenses:
     Property operations                                 268,156        213,077
     Interest                                            125,716         97,836
     Depreciation and amortization                        72,133         61,793
     Administrative:
          Paid to affiliates                              82,977        116,060
          Other                                           58,133         30,408
                                                       ---------      ---------
     Total expenses                                      607,115        519,174
                                                       ---------      ---------

Loss before allocated loss from joint venture           (185,114)       (90,767)

Allocated loss from joint ventures                       (47,159)       (32,357)
                                                       ---------      ---------

Net loss                                               $(232,273)     $(123,124)
                                                       =========      =========

Loss per limited partnership unit                      $   (2.87)     $   (1.52)
                                                       =========      =========

Distributions per limited partnership unit             $    --        $    --
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                        78,625.1       78,625.1
                                                       =========      =========



                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        1996            1995
                                                        ----            ----

Income:
     Rental                                         $ 1,177,898     $ 1,222,450
     Interest and other income                           97,113          89,573
                                                    -----------     -----------
     Total income                                     1,275,010       1,312,023
                                                    -----------     -----------

Expenses:
     Property operations                                698,271         629,946
     Interest                                           345,583         318,491
     Depreciation and amortization                      216,401         185,379
     Administrative:
          Paid to affiliates                            122,203         224,501
          Other                                         164,552         107,941
                                                    -----------     -----------
     Total expenses                                   1,547,010       1,466,258
                                                    -----------     -----------

Loss before allocated loss from joint venture          (272,000)       (154,235)

Allocated loss from joint ventures                      (74,198)        (56,412)
                                                    -----------     -----------

Net loss                                            $  (346,198)    $  (210,647)
                                                    ===========     ===========

Loss per limited partnership unit                   $     (4.27)    $     (2.60)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      6.86
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                       78,625.1        78,625.1
                                                    ===========     ===========







                       See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                              Nine Months     Nine Months
                                                                 Ended           Ended
                                                             September 30,   September 30,
                                                                  1996            1995
                                                                  ----            ----
Cash flow from operating activities:
     Net loss                                                 $  (346,198)    $  (210,647)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                216,401         185,379
     Net loss from joint ventures                                  74,198          56,413
Changes in operating assets and liabilities:
     Accounts receivable                                             --              --
     Other assets                                                 (14,984)        (53,372)
     Accounts payable and accrued expenses                        103,501         132,282
     Security deposits and prepaid rent                             6,380         (11,818)
                                                              -----------     -----------
Net cash provided by (used in) operating activities                39,298          98,237
                                                              -----------     -----------

Cash flow from investing activities:
     Accounts receivable - affiliates                             (29,755)         55,377
     Capital expenditures                                            --              --
     Contributions to joint ventures, net of distributions           --              --
                                                              -----------     -----------
     Net cash (used in) provided by investing activities          (29,755)         55,377
                                                              -----------     -----------

Cash flows from financing activities:
     Distributions to partners                                       --          (540,529)
     Principal payments on mortgages                              (19,529)        (27,109)
                                                              -----------     -----------
Net cash (used in) financing activities                           (19,529)       (567,638)
                                                              -----------     -----------

Increase (decrease) in cash                                        (9,986)       (414,024)

Cash - beginning of period                                        641,726       1,895,609
                                                              -----------     -----------

Cash - end of period                                          $   631,740     $ 1,481,585
                                                              ===========     ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                   $   344,342     $   283,733
                                                              ===========     ===========



                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                          General         Limited Partners
                                         Partners
                                          Amount         Units        Amount
                                          ------         -----        ------

Balance, January 1, 1995              $   (55,919)       78,625.1   $ 4,842,891

Distribution to partners                   (1,216)         --          (539,313)

Net loss                                   (6,319)         --          (204,328)
                                      -----------        --------   -----------

Balance, September 30, 1995           $   (63,454)       78,625.1   $ 4,099,250
                                      ===========        ========   ===========


Balance, January 1, 1996              $   (81,382)       78,625.1   $ 3,519,589

Distribution to partners                     --            --              --

Net loss                                  (10,386)         --          (335,812)
                                      -----------        --------   -----------

Balance, September 30, 1996           $   (91,768)       78,625.1   $ 3,183,777
                                      ===========        ========   ===========




















                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


1.   GENERAL PARTNERS' DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-B, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1996 and 1995, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     Acquisition Fees
     ----------------

     Acquisition fees are paid to the general partner as properties are specified, which generally occurs when a contract to purchase the property is entered into. Acquisition fees are allocated to specific properties when actual closing takes place. Acquisition fees paid for properties that ultimately are not acquired will be applied toward other properties that are acquired or reallocated to existing properties. There were no capitalized acquisition fees at September 30, 1996.

     Unconsolidated Joint Ventures
     -----------------------------

     The Partnership's investment in affiliated real estate joint ventures are accounted for on the equity method.

     Rental Income
     -------------

     Leases for residential properties have terms of one year or less. Rental income is recognized on the straight line method over the term of the lease.

     Rents Receivable
     ----------------

     Due to the nature of these accounts, residential rents receivable are fully reserved as of September 30, 1996 and 1995.

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

5.   MORTGAGES PAYABLE

     In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

     The Villa
     ---------

     A mortgage with a balance of $1,955,636 and $1,979,005 at September 30, 1996 and 1995, respectively, providing for monthly principal and interest payments of $17,998, bearing interest at 9.875%. The note matures July 1998.

     Players Club
     ------------

     A mortgage with a balance of $2,288,603 and $2,292,599 at September 30, 1996 and 1995, respectively, providing for monthly principal and interest payments of $20,402, bearing interest at 10%. The note matures July 1998.

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
                                    ============

6.   RELATED PARTY TRANSACTIONS

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $62,927 and $65,534 for the nine months ended September 30, 1996 and 1995, respectively.

     According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the nine months ended September 30, 1996 or 1995.

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

     Accounts receivable - affiliates amounted to $831,854 and $0 at September 30, 1996 and 1995 respectively. As of December 31, 1996, this balance has been fully reimbursed.

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $4,752 for the nine months ended September 30, 1996 and 1995.

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

     The reconciliation of net loss for the nine months ended September 30, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                  September 30,   September 30,
                                                       1996            1995
                                                       ----            ----

    Net loss - statement of operations            $  ( 346,198)   $  (210,647)

    Add to (deduct from):
       Difference in depreciation                    (     210)      (  7,350)
       Tax basis adjustments -
       Joint Ventures                                (   5,760)      (  6,180)
       Other non-deductible expenses                    42,087         42,002
                                                  ------------    -----------

    Net loss - tax return purposes                $   (310,081)   $  (182,175)
                                                  ============    ===========


     The reconciliation of Partners' Capital as of September 30, 1996 and December 31, 1995 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                   September 30,   December 31,
                                                        1996           1995
                                                        ----           ----

    Partners' Capital - balance sheet             $  3,092,009   $  3,438,207

    Add to (deduct from):
       Accumulated difference in
       depreciation                                  (  67,026)     (  66,816)
       Tax basis adjustment -
       Joint Ventures                                (  51,001)     (  45,241)
       Syndication fees                              1,179,381      1,179,381
       Other non-deductible expenses                   219,298        177,211
                                                  ------------   ------------

    Partners' Capital - tax return purposes       $  4,372,661   $  4,682,742
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

     A summary of the assets, liabilities and partner's capital of the joint venture as of September 30, 1996 and December 31, 1995 and the results of its operations for the nine months ended September 30, 1996 and 1995 is as follows:

                             FOX HUNT JOINT VENTURE
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                             September 30,   December 31
                                                                 1996           1995
                                                                 ----           ----
ASSETS
------

    Cash and cash equivalents                                $   224,207     $   155,903
    Property, net of accumulated depreciation                  2,856,462       3,016,534
    Other assets                                               1,680,515       1,857,979
                                                             -----------     -----------

                   Total Assets                              $ 4,761,184     $ 5,030,416
                                                             ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgage payable                                        $ 4,535,369     $ 4,555,682
     Accounts payable  and accrued expenses                      218,320         322,266
     Other liabilities                                            83,936          65,275
                                                             -----------     -----------
                   Total Liabilities                           4,837,625       4,943,223
                                                             -----------     -----------

Partners' Capital                                                (76,440)         87,193
                                                             -----------     -----------

                  Total Liabilities and Partners' Capital    $ 4,761,184     $ 5,030,416
                                                             ===========     ===========


                             FOX HUNT JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995


                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                 September 30,     September 30,
                                                      1996             1995
                                                      ----             ----

Income:
     Rental                                       $   946,123       $ 1,014,331
     Interest and other income                         51,087            62,809
                                                  -----------       -----------
     Total income                                     997,211         1,077,140
                                                  -----------       -----------

Expenses:
     Property operations                              532,010           618,029
     Depreciation and amortization                    166,368           168,717
     Interest                                         306,754           308,857
     Administrative                                   155,712           163,449
                                                  -----------       -----------
     Total expenses                                 1,160,844         1,259,052
                                                  -----------       -----------

Net loss                                          $  (163,633)      $  (181,912)
                                                  ===========       ===========



Allocation of net loss:

     The Partnership                              $   (18,818)      $   (20,920)
     Other Joint Venturer (RPILP II)                 (144,816)         (160,992)
                                                  -----------       -----------

                                                  $  (163,633)      $  (181,912)
                                                  ===========       ===========

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                     1996            1995
                                                     ----            ----

    Investment in joint venture, January 1      $   386,061      $  417,159
    Allocation of net loss                          (18,818)        (20,920)
                                                -----------      ----------

    Investment in joint venture, September 30   $   367,243      $  396,239
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

     The joint venture agreement provides that any income, loss, cash flow or sale proceeds be allocated 16.22% to the Partnership and 83.78% to RPILP
     IV. The allocated net loss of the joint venture for the nine month period ended September 30, 1996 has been included in the statement of operations for the Partnership.

     The equity ownership percentage was determined based upon the cash paid into the joint venture by the Partnership as a percentage of the general partner's estimate of the fair market value of the apartment complex and other net assets at the date of inception.

     A summary of the assets, liabilities and partners' capital of the joint venture as of September 30, 1996 and December 31, 1995 and the results of its operations for the nine months ended September 30, 1996 and 1995 is as follows:

                             LAKEVIEW JOINT VENTURE
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                                      September 30,    December 31,
                                                                           1996            1995
                                                                           ----            ----
ASSETS
------

    Cash and cash equivalents                                          $      --       $     2,461
    Property, net of accumulated depreciation                            2,349,195       2,463,639
    Other assets                                                           445,484         429,110
                                                                       -----------     -----------

                   Total Assets                                        $ 2,794,679     $ 2,895,210
                                                                       ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Cash overdraft                                                    $    26,773     $      --
     Mortgage payable                                                    2,514,540       2,311,688
     Accounts payable  and accrued expenses                                264,275         279,426
     Accounts payable - affiliates                                         192,525         130,379
     Other liabilities                                                      49,696          85,414
                                                                       -----------     -----------
                   Total Liabilities                                     3,047,809       2,806,907
                                                                       -----------     -----------

Partners' Capital (Deficit):
     The Partnership                                                          (795)         54,585
     Other joint venturer                                                 (252,335)         33,718
                                                                       -----------     -----------
                  Total Partners' (Deficit) Capital                       (253,130)         88,303
                                                                       -----------     -----------

                  Total Liabilities and Partners' (Deficit) Capital    $ 2,794,679     $ 2,895,210
                                                                       ===========     ===========


                             LAKEVIEW JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995


                                                   Nine Months      Nine Months
                                                      Ended            Ended
                                                  September 30,    September 30,
                                                       1996             1995
                                                       ----             ----

Income:
     Rental                                         $ 493,523         $ 655,265
     Interest and other income                         34,307            18,498
                                                    ---------         ---------
     Total income                                     527,831           673,763
                                                    ---------         ---------

Expenses:
     Property operations                              442,593           373,575
     Depreciation and amortization                    124,290           147,444
     Interest                                         176,390           207,006
     Administrative                                   125,992           164,554
                                                    ---------         ---------
     Total expenses                                   869,264           892,579
                                                    ---------         ---------

Net loss                                            $(341,433)        $(218,816)
                                                    =========         =========



Allocation of net loss:

     The Partnership                                $ (55,380)        $ (35,492)
     Other Joint Venturer                            (286,053)         (183,324)
                                                    ---------         ---------

                                                    $(341,433)        $(218,816)
                                                    =========         =========

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                     1996            1995
                                                     ----            ----

    Investment in joint venture, January 1       $  54,585        $  97,210
    Allocation of net loss                         (55,380)         (35,492)
                                                 ---------        ---------

    Investment in joint venture, September 30    $ (   795)       $  61,718
                                                 =========        =========

       PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources
-------------------------------

Financially, the Partnership did not have a good quarter. Revenue from rentals was lower than was reported in both the first and second quarters of 1996. Management is reacting to this situation by dealing with the two primary causes: increases in vacancies and higher delinquencies. Concessions continue to be offered in hopes of attracting new tenants. In addition, advertising has been increased in local apartment guides to attract more traffic. The staff at all properties in the Partnership has been instructed to concentrate heavily on resident retention and collections. Tighter credit policies are being implemented in an effort to avoid continued delinquencies in the coming months. Plans for improvements to the properties are well underway as new carpets, appliances and fresh paint are regularly being added. Management has also made several personnel changes at the properties in favor of more experienced managers and leasing agents. Although there is a heavy emphasis being put on increasing revenues, expenses continue to be closely monitored as well.

Due to the higher than anticipated loss incurred in the third quarter of 1996, no distributions to partners were made. The General Partner does anticipate making distributions as soon as the properties begin generating more cash flow.

As was mentioned in previous quarters' reports, the General Partner has a signed contract for the sale of the Foxhunt Apartments. A closing date has not been
set,  but  the  purchaser   continues  to  perform  due  diligence  and  regular
inspections.

Result of Operations
--------------------

For the quarter ended September 30, 1996, the Partnership's net loss was $232,273 or $2.87 per limited partnership unit. Net loss for the quarter ended September 30, 1995 amounted to $123,124 or $1.52 per unit. For the nine month period ended September 30, 1996, the net loss was $346,198 or $4.27 per limited partnership unit as compared to $210,647 or $2.60 per limited partnership unit for the nine month period ended September 30, 1995.

-----------------------------------

Partnership revenue for the quarter ended September 30, 1996 totaled $422,001, a decrease of $6,406 from the 1995 amount of $428,407. Total rental revenue during this quarter dropped approximately $18,700, while other income increased just over $12,000. For the first nine months of 1996, rental revenue dropped by almost $45,000; other income increased by $7,500. The primary reason for the decrease in rental revenue continues to be a decline in economic occupancy; for example, occupancy at Players Club averaged 89.3% for the third quarter of 1996, which is a decrease of over 7% from the previous quarter average. Occupancy at The Villas remained fairly constant between the second and third quarters of 1996. The increase in other income can be attributed to additional income from laundry machines and larger termination fees charged. Management continues to offer rental concessions and other promotions in an attempt to increase the occupancies.

For the quarter ended September 30, 1996, Partnership expenses amounted to $607,115 which is an increase of almost $88,000 over the same quarter in 1995. For the nine month period ended September 30, 1996, Partnership expenses also increased fairly substantially; the increase amounted to just under $81,000. During this quarter of 1996, there was an increase in property operations expenditures of approximately $55,000. As management implements its plan to continually maintain and upgrade the properties, increases in repairs and maintenance expenses and contracted services, such as landscaping, are being seen; this trend is expected to continue, but is being controlled as contracts with national paint and carpet companies are being used to bring down the cost of such replacements and improvements. Administrative expenses continued the trend that has been prevalent for this category of expenses thus far in 1996. Such costs decreased for the first nine months of 1996 by just over $45,000. A large part of the decrease may be attributed to a decrease in management fees which have resulted from lower occupancies. Also responsible for the decrease is a drop in investor services and brokerage fees and portfolio management and accounting expenses.

For the nine month period ended September 30, 1996, the Foxhunt Joint Venture generated a loss of $163,633 as compared to $181,912 for the same period in 1995. This property continues to suffer from low occupancy and difficulty in collections. Although an improvement can be seen from last year to this year, management feels that with some extra effort in marketing the property, occupancy should increase. Efforts to increase the appeal of the property include offering rental concessions, additional emphasis on advertising campaigns, and implementation of a plan for capital improvements such as new carpeting, appliances and improvements to landscaping.

-----------------------------------

The Lakeview Joint Venture had a net loss of $341,433 for the nine month period ended September 30, 1996. For the nine month period ended September 30, 1995, this joint venture generated a net loss of $218,816. The Partnership was allocated $55,380 and $35,492 of the loss for the nine month periods ended September 30, 1996 and 1995, respectively. Lakeview continued to struggle with exceedingly low occupancy during the third quarter of 1996, although management believes based upon the number of pending rental applications that there will be an upward turn in this trend during the final quarter of 1996.

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