Form 10-K
period 1996-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1997-03-31
CIK 822784

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

     ( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the Fiscal Year Ended December 31, 1996

     (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES  AND EXCHANGE ACT OF 1934.  (NO FEE REQUIRED)

                        Commission File Number 33-17579

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B (Exact Name of Registrant as specified in its Charter)

             Delaware                                16-1309988
       --------------------                --------------------------------
       (State of Formation)               (IRS Employer Identification No.)

                             2350 North Forest Road
                                   Suite 12-A
                           Getzville, New York 14068
                    (Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:    Units of Limited
                                                               Partnership
                                                               Interest

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
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

                       DOCUMENTS INCORPORATED BY REFERENCE
        See page 13 for a list of all documents incorporated by reference

                                     PART I

ITEM  1:       BUSINESS
-------        --------

     The registrant, Realmark Property Investors Limited Partnership-IV B ("the Partnership"), is a Delaware limited partnership organized in 1987 pursuant to an Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the revised Delaware Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner"). During 1988, Realmark Properties-IV B Associates ("Associates") and RPI Investors-II, Inc. (formally the "Corporate General Partner") were merged with Realmark Properties, Inc.

     The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on November 11, 1988. The first interim closing took place on February 2, 1989, and the initial $2,134,300 of contributed capital was released to the Partnership at which time it began operations. The offering was concluded February 28, 1990 at which time the Partnership had raised $7,862,510, before deducting sales commissions and syndication costs.

     The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. Through December 31, 1996, the Partnership owned two apartment complexes, totaling 336 units. In addition, the Partnership is a partner in the Foxhunt Apartments Joint Venture owning 11.5% of a 250 unit apartment complex in Kettering, Ohio, and in the Lakeview Apartments Joint Venture, owning 16.22% of a 168 unit apartment complex in Milwaukee, Wisconsin.

     In June 1991, the Partnership purchased the 144 unit Players Club North Apartments, located in Lutz, Florida, and the Villa Apartments, a 192 unit apartment complex in Greenville, South Carolina. The average occupancy level at Players Club in 1996 was 94%; the Villa averaged approximately 92%. For 1995, occupancy at Players Club North averaged 96%, while the Villa was 96%. Occupancy during 1994 averaged 97% at Players Club North and 91% at the Villa. The Villa accounted for approximately 55% of total Partnership revenue generated during 1996. Players Club generated approximately 45% of total Partnership revenue during the year. For the years ended December 31, 1995 and 1994, the Villa generated 54% and 52% of total Partnership revenue, and Players Club accounted for 46% and 48% of total Partnership revenue, respectively.

     The business of the Partnership is not seasonal. The Partnership, as of December 31, 1996, did not directly employ any persons in a full-time position. All regular employees who rendered services on behalf of the Partnership through December 31, 1996 were employees of the Corporate General Partner or its affiliates.

     The Partnership's investment objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners capital and; (4) achieve build-up of equity through the reduction of mortgage loans.

ITEM 2:   PROPERTIES
-------   ----------

The following is a list of Properties and Joint Ventures owned by the Partnership as of December 31, 1996:




Property Name
  and Location        General Character of Property                   Purchase Date
  ------------        -----------------------------                   -------------
Players Club North    A 144 unit apartment complex.  The              June 1991
Lutz, FL              mortgage balance at 12/31/96 was
                      $2,273,368,    maturing   July   1998,   and
                      providing for monthly principal and interest
                      payments of $20,402 bearing interest at 10%.

The Villa             A 192 unit apartment complex.  The mortgage     June 1991
Greenville, SC        balance at 12/31/96 was $1,951,738,
                      maturing  August  1998,  and  providing  for
                      monthly  principal and interest  payments of
                      $17,998 bearing interest at 9.875%.

    Joint Venture
Name and Location

Foxhunt Apartments    A 250 unit apartment complex.  The mortgage     September 1991
  Joint Venture       balance at 12/31/96 was $4,528,289,
Kettering,            OH maturing  April 2027,  and  providing for
                      monthly  principal and interest  payments of
                      $36,358 bearing interest at 9.00%.

Lakeview JV           A 168 unit apartment complex.  The mortgage     September 1992
Milwaukee, WI         payable at 12/31/96 was $2,508,128,
                      providing for monthly principal and interest
                      payments  of  $19,410  bearing  interest  at
                      8.25%.  The term of the mortgage is 10 years
                      with the  remaining  balance due and payable
                      on February 1, 2006.



ITEM 3:   LEGAL PROCEEDINGS
-------   -----------------

     The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings.


ITEM 4:   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ----------------------------------------------------

     None.

                                     PART II

ITEM 5:   MARKET FOR REGISTRANT'S UNITS OF LIMITED
-------   ----------------------------------------
          PARTNERSHIP INTEREST
          --------------------

     There is currently no active trade market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

     As of December 31, 1996, there were 1,119 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA

                                         Realmark Properties Investors Limited Partnership-VI B

                             Year Ended        Year Ended       Year Ended       Year Ended       Year Ended
                            Dec. 31, 1996     Dec. 31, 1995    Dec. 31, 1994    Dec. 31, 1993    Dec. 31, 1992
                            -------------     -------------    -------------    -------------    -------------
Total assets                  $ 7,749,737      $ 8,048,753      $ 9,447,468      $ 7,981,018      $ 8,341,110
                              ===========      ===========      ===========      ===========      ===========

Notes payable and
  long-term obligations       $ 4,225,106      $ 4,263,769      $ 4,298,714      $ 2,318,001      $ 2,325,000
                              ===========      ===========      ===========      ===========      ===========
_____________________________________________________________________________________________________________

Revenue                       $ 1,683,954      $ 1,715,088      $ 1,618,645      $ 1,449,496      $ 1,435,512

Expenses                        1,854,988        2,412,220        2,051,597        1,756,195        1,579,014
                              -----------      -----------      -----------      -----------      -----------

Income (loss) before
  allocated loss from
  joint ventures                 (171,034)        (697,132)        (432,952)        (306,699)        (143,502)

Allocated loss from
  joint ventures                  (51,048)         (73,723)         (70,786)         (28,933)         (13,676)
                              -----------      -----------      -----------      -----------      -----------

Net Loss                      $  (222,082)     $  (770,855)     $  (503,738)     $  (335,632)     $  (157,178)
                              ===========      ===========      ===========      ===========      ===========
_____________________________________________________________________________________________________________

Net cash provided by
  (used in) operating
  activities                  $   170,266      $    95,718      $  (195,511)     $    21,191      $    (2,554)

Principal payments on
  long-term debt                  (38,663)         (34,945)         (19,287)          (6,999)            --
                              -----------      -----------      -----------      -----------      -----------

Net cash (used in)
  provided by
  operating activities
  less principal payments     $   131,603      $    60,773      $  (214,798)     $    14,192      $    (2,554)
                              ===========      ===========      ===========      ===========      ===========
_____________________________________________________________________________________________________________

(Loss) income per limited
  partnership unit            $     (2.74)     $     (9.51)     $     (6.21)     $     (4.14)     $     (1.94)
                              ===========      ===========      ===========      ===========      ===========

Distributions per
  limited partnership
  unit                        $      0.23      $      0.96      $      0.50      $      1.25        $ 3.12.25
                              ===========      ===========      ===========      ===========      ===========

Weighted average number
  of limited partnership
  units outstanding              78,625.1         78,625.1         78,625.1         78,625.1         78,625.1
                              ===========      ===========      ===========      ===========      ===========

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

Liquidity and Capital Resources:
--------------------------------

     The Partnership continues to benefit from two fairly strong markets for residential rental properties: Players Club in Lutz, Florida and The Villas in Greenville, South Carolina. The Partnership had positive cash flow from operations through the year ended December 31, 1996. Management is confident that the properties in this Partnership will continue to prosper financially in the coming year. Expenses are felt to be under control as they are continually being reviewed and monitored closely. With occupancy levels increasing at the end of 1996 and continuing into 1997, rental revenue is expected to increase thus adding to the Partnership's positive cash flow.

     The Partnership made distributions totaling $18,976 or $0.23 per limited partnership unit during the year ended December 31, 1996; distributions in 1995 totaled $77,910 or $0.96 per limited partnership unit, exclusive of a payment constituting a return of capital totaling $500,000; 1994 distributions totaled $40,529 or $0.50 per limited partnership unit. A larger distribution was not made during 1996 as management was utilizing all cash to fund necessary improvements to the properties. Management anticipates making a distribution to all partners during the first quarter of 1997.

     Foxhunt Apartments came under contract for sale during July 1996. The sale was subject to a number of contingencies and was cancelable by the purchaser. The sales price negotiated is $7,400,000. Until such time as all of the buyer's due diligence was performed, no closing date could be established. It appears as of the date of this writing that the sale will not close. The General Partners feel that the sale of this property is in the best interest of the joint venturers, so management continues to look for potential buyers.

           Also on July 16, 1996 a contract for the sale of Lakeview Village was entered into on behalf of the joint venturers. The sales price negotiated is $4,090,000. The contract is subject to a number of contingencies and is cancelable by the purchaser. No firm closing date on the sale has been established to date. The General Partners continue to aggressively seek other buyers for this property since the sale is deemed to be in the best interests of the joint venturers.



Results of Operations:
----------------------

     For the year ended December 31, 1996, the Partnership incurred a net loss of $222,082 or $2.74 per limited partnership unit. This is a large decrease from the years ended December 31, 1995 and 1994 when losses incurred totaled $770,855 or $9.51 per limited partnership unit and $503,738 or $6.21 per limited partnership unit, respectively.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
          ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

     Partnership revenues for the year ended December 31, 1996 totaled $1,683,954, consisting of rental income of $1,552,571 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $131,383. The decrease in rental revenue from that of the previous years, although slight, may be attributed to a decrease in occupancy at Players Club mostly during the third quarter of 1996. Occupancy at the Villas remained relatively constant throughout the year. At December 31, 1996, both Players Club and The Villas appear to be taking advantage of the strong rental markets in which they are located as occupancy percentages are increasing as compared to the previous quarter. Management has made various changes in personnel at Players Club in hopes that new, more experienced staff will attract new tenants, as well as retain current tenants, while bringing a new managing and leasing strategy to the property. In order to increase occupancies during 1996, management offered incentive programs throughout the year, which as of year-end, appears to have been successful based on the increased occupancy noted at Players Club. Although this was successful in increasing occupancies, it did result in a short-term decrease in revenues. Rental revenues in the year ended December 31, 1995 amounted to $1,597,470 and in the year ended December 31, 1994 totaled $1,501,718. There was also approximately a 12% increase in other income during the year ended December 31, 1996. This can be attributed to increases in both laundry income and termination fees collected.

     Partnership expenses for the year ended December 31, 1996 totaled $1,854,988, a substantial decrease over the expenses of the years ended December 31, 1995 and 1994 which were $2,412,220 and $2,051,597, respectively. The largest decrease in expenses may be seen in property operations costs. Management closely monitored such costs throughout the year, especially focusing on expenses related to payroll and associates costs, repairs and maintenance and contracted services. Utility costs were also measured frequently, and cost-savings ideas were implemented wherever possible and practical. The Partnership has achieved a decrease in operations expenses of a remarkable $492,244 as compared to the previous year and approximately $112,000 over the 1994 amount. Administrative expenses totaled $373,953 for the year ended December 31, 1996, which was a relatively small decrease over the 1995 amount of $385,701, yet a more sizable decrease when compared to the 1994 expenses totaling $527,691. The decrease in administrative expenses paid to affiliates is the result of decreased accounting and portfolio management fees and investor services and brokerage fees. The increase in other administrative costs is due to several line items, including increased legal fees and more costly advertising campaigns, undertaken to increase occupancies.

     Management has plans in the coming year to make several capital improvements to both The Villas and Players Club, including but not limited to interior painting, replacement of carpets and appliances, and improvements to landscaping. This work is necessary in order to continually increase rental revenue(s) generated, but in order to keep costs under control, management has successfully obtained large price discounts on paint, carpeting and appliances through negotiations with large national companies, such as Whirlpool.

     The Foxhunt Joint Venture had a net loss of $129,930 for the year ended December 31, 1996. This loss is a fairly significant decrease as compared to that of 1995 which amounted to $270,419 and that of 1994 which was $169,905. In accordance with the joint venture agreement, 11.5% of the loss is allocated to the Partnership and 88.5% is allocated to the other joint venturer. Accordingly, $14,942 of the 1996 loss is allocated to the Partnership and $114,988 is allocated to the other joint venture partner; $239,321 of the 1995 loss was allocable to the other joint venturer, while for the year 1994, $150,366 was allocable to the other venturer.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
          ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

     The Lakeview Village Joint Venture generated a net loss of $222,600 for the year ended December 31, 1996. This loss, although less than the two previous years, is still a fairly significant indication of the problems this property has had over the past several years. Vacancies and delinquencies were the property's two biggest downfalls in 1996, both of which resulted in significant cash flow difficulties for the property. The loss for 1995 and 1994 was $262,797 and $315,948, respectively. In accordance with the joint venture agreement, 16.22% of the loss is allocated to the Partnership and 83.78% is allocated to the other joint venturer. For 1996, $36,106 of the loss is allocated to the Partnership and $186,494 is allocated to the other joint venture partner; $220,172 of the 1995 loss was allocable to the other joint venturer, while for the year 1994, $264,701 was allocable to the other venturer.

     For the year ended December 31, 1996, the tax basis loss for the Partnership was $136,486 or $1.68 per limited partnership unit compared to a tax loss of $707,299 or $8.73 per unit for the year ended December 31, 1995 and a tax loss of $520,051 or $6.42 per limited partnership unit for the year ended December 31, 1994. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the year ended December 31, 1996 was allocated in this fashion.


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

     Listed under Item 14 of this report.


ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------   ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE
--------  ---------------------------------------
          REGISTRANT
          ----------

     The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1996, are listed below. Each director is subject to election on an annual basis.

                       Title of All Positions
Name                    Held with the Company       Year First Elected Director
----                    ---------------------       ---------------------------

Joseph M. Jayson        President and Director                 1979

Judith P. Jayson        Vice President, and Director           1979

Michael J. Colmerauer   Secretary


     Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

     The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

     Joseph M. Jayson, age 58, is Chairman,  Director and sole stockholder of J.
M.  Jayson  and  Company,   Inc.  and  certain  of  its  affiliated   companies:
Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is chairman of Realmark Corporation, Chairman of Realmark Properties, Inc., wholly-owned subsidiaries of
J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been in real estate for the last 34 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 34 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 31 real estate related limited partnerships. For the past sixteen years, Mr. Jayson and J.M. Jayson & Company, Inc., and an affiliate have also engaged in developmental drilling for gas and oil.

     Judith P. Jayson, age 57, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 35 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

     Michael J. Colmerauer, 39, is Secretary and in-house legal counsel for J.M. Jayson and Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 13 years.


ITEM 11:  EXECUTIVE COMPENSATION
--------  ----------------------

     No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for the years ended December 31, 1996, 1995 or 1994, nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1996, 1995 or 1994.

     The following table sets forth for the years ended December 31, 1996, 1995 and 1994, the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:

                                                                                  Amounts
    Entity Receiving                         Type of                              -------
     Compensation                         Compensation                1996          1995        1994
     ------------                         ------------                ----          ----        ----
Realmark Properties, Inc.          Partner distributions         $     569    $    2,337    $    1,216
                                                                -----------   ----------    ----------
(The Corporate General
Partner)                           Reimbursement for
                                   allocated partnership
                                   administration expenses
                                   related to:
                                     Investor services               6,276         5,000        11,696
                                     Brokerage                       6,914         4,451         8,643
                                     Portfolio management
                                       and accounting               66,184       112,745       215,288
                                   Partnership management fees      15,900         3,268        15,900

Realmark Corporation               Property management fees         80,736        84,143        78,247
                                   Computer service fees             8,500         6,336         4,176
                                                                -----------   ----------    ----------
                                                                   184,510       215,943       333,950
                                                                -----------   ----------    ----------

U.S. Capital Services              Mortgage loan placement fee        -             -           20,000
                                                                -----------   ----------    ----------
(An Affiliate of the
General Partners)
                                   Total                        $   185,079   $  218,280    $  355,166
                                                                ===========   ==========    ==========


     The  Corporate  General  Partner is  entitled to a  continuing  Partnership
Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement) of which 2% is subordinated to the receipt by the Limited Partners of a non cumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). These fees amounted to $15,900, $3,268 and $15,900 for the years ended December 31, 1996, 1995 and 1994, respectively. The General Partners are entitled to 3% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations.

     Net income or loss and proceeds arising from a sale or refinancing of property shall be distributed: first, to the Limited Partners and amount
equivalent   to  a  7%  return  on  the  average  of  their   adjusted   capital
contributions; second, to the corporate general partner a 3% property disposition fee provided, however, that such fees shall be reduced, but not below zero, by the amounts necessary to pay to Limited Partners whose subscriptions were accepted by January 31, 1989, an additional cumulative annual return (not compounded) equal to 2% of their average adjusted capital contributions, and to Limited Partners whose subscriptions were accepted between February 1, 1989 and June 30, 1989, an additional cumulative annual return (not compounded) equal to 1% of their average adjusted capital contributions commencing with the first fiscal quarter following the termination of the offering of units; third, to the Limited partners, an amount equal to their capital contributions, then an amount equal to an additional 5% of the average of their adjusted capital contributions; fourth, to all Partners, an amount equal to their respective positive capital balances; finally, in the ratio of 87% to the Limited Partners and 13% to the General Partners.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------  -----------------------------------------------
          AND MANAGEMENT
          --------------

     No person is known to the Partnership to own of record or beneficially, more than five percent (5%) of the Units of Limited Partnership Interests of the Partnership. The General Partners, as of December 31, 1996 owned no Units of Limited Partnership Interest.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a)  Transactions with Management and Others
     ---------------------------------------

     No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Note 7 to the financial statements.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
--------  ----------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

(a)     Financial Statements and Schedules
        ----------------------------------

        FINANCIAL STATEMENTS                                              Page
        --------------------                                              ----

        (i)    Independent Auditors' Report                                13
        (ii)   Balance Sheets as of December 31, 1996 and 1995             14
        (iii)  Statements of Operations for years ended December 31,
                 1996, 1995, and 1994.                                     15
        (iv)   Statements of Partners' Capital (Deficit) for years
                 ended December 31, 1996, 1995, and 1994                   16
        (v)    Statements of Cash Flows for years ended
                 December 31, 1996, 1995, and 1994                         17
        (vi)   Notes to Financial Statements                            18 - 29

        FINANCIAL STATEMENT SCHEDULES
        -----------------------------

        (i)    Schedule III - Real Estate and Accumulated Depreciation  30 - 31

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)     Reports on Form 8-K
        -------------------

        None.

(c)     Exhibits
        --------

        4. Instruments defining the rights of security holders, including indentures

               (a) Certificate of Limited Partners filed with the Registration Statement of the Registrant Form S-11, filed September 30, 1987 and subsequently amended, incorporated herein by reference.

        10.    Material contracts

               (b) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership-VI B:

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership- VI B as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-VI B at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Buffalo, New York
March 25, 1997

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


Assets                                                    1996             1995
                                                       -----------      -----------
Property, at cost:
  Land                                                 $   746,000      $   746,000
  Buildings and improvements                             6,018,094        5,981,594
  Furniture, fixtures and equipment                        255,652          255,652
                                                       -----------      -----------
                                                         7,019,746        6,983,246
  Less accumulated depreciation                          1,379,541        1,110,360
                                                       -----------      -----------
      Property, Net                                      5,640,205        5,872,886

Investment in joint ventures                               389,598          440,646

Cash                                                     1,508,588          641,724
Accounts receivable - affiliates                              --            802,099
Mortgage costs, net of accumulated amortization
  of $189,098 and $137,762                                  93,277          133,251
Other assets                                               118,069          158,147
                                                       -----------      -----------

           Total Assets                                $ 7,749,737      $ 8,048,753
                                                       ===========      ===========


Liabilities and Partners' Capital

Liabilities:
  Mortgages payable                                    $ 4,225,106      $ 4,263,769
  Accounts payable and accrued expenses                    215,520          261,611
  Security deposits and prepaid rents                      111,962           85,166
                                                       -----------      -----------
           Total Liabilities                             4,552,588        4,610,546
                                                       -----------      -----------

Partners' Capital (Deficit):
  General partners                                         (88,613)         (81,382)
  Limited partners                                       3,285,762        3,519,589
                                                       -----------      -----------
           Total Partners' Capital                       3,197,149        3,438,207
                                                       -----------      -----------

           Total Liabilities and Partners' Capital     $ 7,749,737      $ 8,048,753
                                                       ===========      ===========




                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                       1996             1995             1994
                                                   -----------      -----------      -----------
Income:
  Rental                                           $ 1,552,571      $ 1,597,470      $ 1,501,718
  Interest and other                                   131,383          117,618          116,927
                                                   -----------      -----------      -----------
  Total income                                       1,683,954        1,715,088        1,618,645
                                                   -----------      -----------      -----------

Expenses:
  Property operations                                  826,421        1,318,665          938,879
  Interest:
    Other                                              334,097          426,414          303,652
  Depreciation and amortization                        320,517          281,440          281,375
  Administrative:
    Paid to affiliates                                 184,510          215,943          333,950
    Other                                              189,443          169,758          193,741
                                                   -----------      -----------      -----------
  Total expenses                                     1,854,988        2,412,220        2,051,597
                                                   -----------      -----------      -----------

Loss before allocated loss from joint ventures        (171,034)        (697,132)        (432,952)

Allocated loss from joint ventures                     (51,048)         (73,723)         (70,786)
                                                   -----------      -----------      -----------

Net loss                                           $  (222,082)     $  (770,855)     $  (503,738)
                                                   ===========      ===========      ===========

Loss per limited partnership unit                  $     (2.74)     $     (9.51)     $     (6.21)
                                                   ===========      ===========      ===========

Distributions per limited partnership unit         $      0.23      $      0.96      $      0.50
                                                   ===========      ===========      ===========

Weighted average number of limited partnership
  units outstanding                                   78,625.1         78,625.1         78,625.1
                                                   ===========      ===========      ===========





                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                    STATEMENTS OF PARTERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                               General      Limited Partners
                                              Partners      ----------------
                                              Amount        Units      Amount

Balance, January 1, 1994                  $   (39,591)     78,625.1 $ 5,370,830

Distributions to partners                      (1,216)       --         (39,313)

Net loss                                      (15,112)       --        (488,626)
                                          -----------    --------   -----------

Balance, December 31, 1994                    (55,919)     78,625.1   4,842,891

Distributions to partners                      (2,337)       --         (75,573)

Return of Capital to limited partners            --          --        (500,000)

Net loss                                      (23,126)       --        (747,729)
                                          -----------    --------   -----------

Balance, December 31, 1995                    (81,382)     78,625.1   3,519,589

Distributions to partners                        (569)       --         (18,407)

Net loss                                       (6,662)       --        (215,420)
                                          -----------    --------   -----------

Balance, December 31, 1996                $   (88,613)     78,625.1 $ 3,285,762
                                          ===========    ========   ===========













                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                1996           1995           1994
                                                            -----------    -----------    -----------

Cash Flows from operating activities:
  Net loss                                                  $  (222,082)   $  (770,855)   $  (503,738)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                               320,517        281,440        281,375
    Allocated loss from joint ventures                           51,048         73,723         70,786
    Property acquisition costs                                     --          497,209           --
  Changes in operating assets and liabilities:
    Other assets                                                 40,078         29,206        (73,938)
    Accounts payable and accrued expenses                       (46,091)       (22,749)        13,489
    Security deposits and prepaid rents                          26,796          7,744         16,515
                                                            -----------    -----------    -----------
Net cash provided by (used in) operating activities             170,266         95,718       (195,511)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
  Decrease (increase) in accounts receivable - affiliates       802,099       (746,722)        37,921
  Property acquisition                                          (36,500)          --             --
                                                            -----------    -----------    -----------
Net cash provided by (used in) investing activities             765,599       (746,722)        37,921
                                                            -----------    -----------    -----------

Cash flows from financing activities:
  Principal payments on mortgage                                (38,663)       (34,945)       (19,287)
  Distributions to partners/return of capital                   (18,976)      (577,910)       (40,529)
  (Increase) decrease in mortgage costs                         (11,362)         9,974       (117,793)
  Proceeds from mortgage                                           --             --        2,000,000
                                                            -----------    -----------    -----------
Net cash (used in) provided by financing activities             (69,001)      (602,881)     1,822,391
                                                            -----------    -----------    -----------

Net increase (decrease) in cash                                 866,864     (1,253,885)     1,664,801

Cash - beginning of year                                        641,724      1,895,609        230,808
                                                            -----------    -----------    -----------

Cash - end of year                                          $ 1,508,588    $   641,724    $ 1,895,609
                                                            ===========    ===========    ===========



                        See notes to financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.   FORMATION AND OPERATION OF PARTNERSHIP:
     ---------------------------------------

          Realmark Property Investors Limited Partnership-VI B (the "Partnership"), a Delaware Limited Partnership, was formed on September 21, 1987, to invest in a diversified portfolio of income producing real estate investments.

          In November 1988, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to the organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on February 2, 1989. All items of income and expense arose subsequent to this date. The offer terminated on February 28, 1990 with gross offering proceeds of $7,862,510. As of December 31, 1996, 78,265.1 units of limited partnership interest were sold and outstanding. The General Partners are Realmark Properties, Inc., the Corporate General Partner, and Mr. Joseph M. Jayson, the Individual General Partner. Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M.
Jayson & Company, Inc.

          Under the Partnership Agreement, the General Partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (See Note 7).

          The Partnership agreement also provides that distribution of funds, revenues, and costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the Limited Partners and 3% to the General Partners.

          Net income or loss and proceeds arising from a sale or refinancing shall be distributed first to the limited partners in amounts equivalent to a 7% return on the average of their adjusted capital contributions, second, to the corporate general partner a 3% property disposition fee provided, however, that such fees shall be reduced, but not below zero, by the amounts necessary to pay to Limited Partners whose subscriptions were accepted by January 31,1989, an additional cumulative annual return (not compounded) equal to 2% of their average adjusted capital contributions, and to Limited Partners whose subscriptions were accepted between February 1, 1989 and June 30, 1989, an additional cumulative annual return (not compounded) equal to 1% of their average adjusted capital contributions commencing with the first fiscal quarter following the termination of the offering of units; third, to the limited Partners, an amount equal to their capital contributions, then an amount equal to an additional 5% of the average of their adjusted capital contributions; fourth, to all Partners, an amount equal to their respective positive capital balances; and finally, in the ratio of 87% to the Limited Partners and 13% to the General Partners.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     (a)   Use of  Estimates:
           -----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b)   Income (Loss) Per Limited Partnership Unit:
           ------------------------------------------

     The income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (c)   Cash:
           ----

     For the purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

     (d)   Property and Depreciation:
           -------------------------

     Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, and totaled $269,181, $240,077 and $239,699 for the years ended December 31, 1996, 1995 and 1994, respectively. The estimated useful lives of the Partnership assets range from 5 to 25 years. Expenditures for maintenance and repairs are expensed as incurred. Major renewals and betterments are capitalized. The Accelerated Cost Recovery System or Modified Accelerated Cost Recovery System is used to calculate depreciation expense for tax purposes.

     (e)  Property Acquisition Costs:
          --------------------------

     Acquisition fees are paid to the General Partner as properties are specified, which generally occurs when a contract to purchase the property is entered into. Acquisition fees are allocated to specific properties when actual closing takes place. There were no capitalized acquisition fees at December 31, 1996.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
     ---------------------------------------------------

     (f)  Mortgage Costs:
          --------------

     Mortgage costs incurred in obtaining property mortgage financing have been deferred and are being amortized over the terms of the respective mortgages.

     (g)  Rental Income:
          -------------

     Rental Income is recognized on the straight line method over the terms of the leases. The outstanding leases with respect to these residential rental properties owned are for terms of no more than one year.

     (h)  Unconsolidated Joint Ventures:
          -----------------------------

     The Partnership's investment in unconsolidated joint ventures is accounted for on the equity method.

     (i)  Accrued Rent Receivable:
          -----------------------

     Due to the nature of accrued rent receivable, all such receivables are fully reserved. The allowance for doubtful accounts was $313,192 and $213,343 at December 31, 1996 and 1995, respectively.


3.   ACQUISITION OF RENTAL PROPERTY:
     ------------------------------

     In June 1991, the Partnership acquired a 192 unit apartment complex (The Villa) located in Greenville, South Carolina for a purchase price of $3,100,000 which included $373,493 in acquisition fees.

     In June 1991, the Partnership acquired a 144 unit apartment complex (Players Club North) located in Lutz, Florida for a purchase price of $3,007,000 which included $190,737 in acquisition fees.

     On September 27, 1991, the Partnership entered into a joint venture agreement for the purpose of operating the Foxhunt Apartments, located in Dayton, Ohio. See Footnote 6 for further discussion related to the Foxhunt Joint Venture.

     On September 30, 1992, the Partnership entered into a joint venture agreement for the purpose of operating the Lakeview Village Apartment complex, located in Milwaukee, Wisconsin. See Footnote 6 for further discussion related to the Lakeview Joint Venture.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


4.   MORTGAGES PAYABLE:
     -----------------

     The partnership has the following mortgages:

      Players Club North
      ------------------

     A mortgage with a balance of $2,273,368 and $2,289,944 at December 31,1996 and 1995, respectively, providing for monthly principal and interest payments of $20,402, bearing interest at 10%. The note matures July 1998. The mortgage is secured by the assets of Players Club Apartment complex.

     The Villa
     ---------

     A mortgage with a balance of $1,951,738 and $1,973,825 at December 31,1996 and 1995, respectively, providing for monthly principal and interest payments of $17,998, bearing interest at 9.875%. The note matures August 1998. The mortgage is secured by the assets of The Villa Apartment complex.

     The aggregate maturities of the mortgages for each of the next two years are as follows:

Year                                                        Amount
----                                                        ------
1997                                                    $         43,853
1998                                                           4,181,253
                                                      -------------------
                                                        $      4,225,106
                                                      ===================


5.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable - affiliates, other assets, accounts payable and accrued expenses, and security deposits and prepaid rents approximate the carrying value due to the short-term nature of these instruments.

     Management has estimated that the fair values of the mortgages payable of the Villa and Players Club, which have carrying values of $1,951,738 and $2,273,368, respectively, based on currently available rates for debt of similar terms, is approximately $2,008,000 and $2,325,000, respectively.


6.   INVESTMENTS IN JOINT VENTURES:
     ------------------------------

     On September 27, 1991, the Partnership entered into an agreement and formed a joint venture with Realmark Property Investors Limited Partnership-II (RPILP-II), and Realmark Property Investors Limited Partnership-VI A (RPILP-VI
A). The Joint Venture was formed for the purpose of operating the Foxhunt Apartments, located in Dayton, Ohio and owned by RPILP-II. Under the terms of the Joint Venture agreement, the Partnership contributed $1,041,568 and RPILP-VI A contributed $390,000 to buy out the wraparound promissory note on the property, while RPILP-II contributed the property net of the first mortgage.

           REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


6.   INVESTMENTS IN JOINT VENTURES (Con't.):
     ---------------------------------------

     On April 1, 1992, RPILP-II returned RPILP-VI A's entire capital contribution and $580,000 of the capital originally invested by the Partnership. The amended Joint Venture agreement now provides that any income, loss, gain, cash flow, or sale proceeds be allocated 88.5% to RPILP-II and 11.5% to the Partnership. Prior to the buyout, the allocations were 63.14% to RPILP-II, 26.82% to the Partnership and 10.04% to RPILP-VI A. The allocated net loss of the Joint Venture has been included in the statements of operation of the Partnership.

     At December  31,  1996,  instances  of  noncompliance  related to Foxhunt's section 223f Department of Housing and Urban Development (HUD) mortgage have been identified.

     In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of the Foxhunt Joint Venture with a carrying amount of $2,886,577 at December 31, 1996 and a net loss of $129,930 for the year ended December 31, 1996.

     Management has determined that a sale of the property is in the best interests of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, was signed with an anticipated sales price of $7,400,000. The actual date of closing on the sale of the property will depend on financing availability, tax credit availability and other factors.

     Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the joint venture are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1996 totaled approximately $93,000.

     The following financial statements of the Joint Venture are presented on a historical-cost basis. The equity ownership was determined based upon the cash paid into the Joint Venture by the Partnership as a percentage of the General Partner's estimate of the fair market value of the apartment complex and other net assets at the date of inception.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


6.   INVESTMENTS IN JOINT VENTURES (Con't.):
     --------------------------------------

     A summary of the assets, liabilities, and partners' capital of the Joint Venture as of December 31, 1996 and 1995 and the results of its operations for the years ended December 31, 1996, 1995 and 1994 is as follows:


                              FOXHUNT JOINT VENTURE
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

Assets                                                 1996            1995
                                                    -----------     -----------

Cash and cash equivalents                           $   162,914     $   155,903
Property, net of accumulated depreciation             2,886,577       3,016,534
Accounts receivable - affiliates                        249,929         269,073
Mortgage costs                                          253,937         262,331
Other assets                                            335,272         330,833
                                                    -----------     -----------
Total Assets                                        $ 3,888,629     $ 4,034,674
                                                    ===========     ===========


Liabilities and Partners' (Deficiency)

Liabilities:
  Mortgage payable                                  $ 4,528,289     $ 4,555,682
  Accounts payable and accrued expenses                 262,871         254,356
  Other liabilities                                      68,038          65,275
                                                    -----------     -----------
Total liabilities                                     4,859,198       4,875,313
                                                    -----------     -----------

Partners' (Deficiency)                                 (970,569)       (840,639)
                                                    -----------     -----------
Total Liabilities and Partners' (Deficiency)        $ 3,888,629     $ 4,034,674
                                                    ===========     ===========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)



                              FOXHUNT JOINT VENTURE
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                          1996           1995           1994
                                      -----------    -----------    -----------

Income:
  Rental                              $ 1,287,116    $ 1,343,601    $ 1,311,792
  Interest and other                       61,478         90,780         74,134
                                      -----------    -----------    -----------

  Total Income                          1,348,594      1,434,381      1,385,926
                                      -----------    -----------    -----------

Expenses:
  Property operations                     701,068        840,281        701,883
  Interest                                408,694        411,061        413,228
  Depreciation and amortization           138,352        228,066        224,956
  Administrative:
    Paid to others                        133,103        130,415        116,733
    Paid to affiliates                     97,307         94,977         99,031
                                      -----------    -----------    -----------

  Total Expenses                        1,478,524      1,704,800      1,555,831
                                      -----------    -----------    -----------

Loss from operations                  $  (129,930)   $  (270,419)   $  (169,905)
                                      ===========    ===========    ===========

Allocation of net loss:
  The Partnership                     $   (14,942)   $   (31,098)   $   (19,539)
  RPILP II                               (114,988)      (239,321)      (150,366)
                                      -----------    -----------    -----------

Total                                 $  (129,930)   $  (270,419)   $  (169,905)
                                      ===========    ===========    ===========

     A reconciliation of the investments in Foxhunt Joint Venture:

                                                     1996         1995         1994
                                                   ---------    ---------    ---------
Investment in joint venture at beginning of year   $ 386,061    $ 417,159    $ 440,658
Allocation of net loss                               (14,942)     (31,098)      (3,960)
                                                   ---------    ---------    ---------

Investment in joint venture at end of year         $ 371,119    $ 386,061    $ 436,698
                                                   =========    =========    =========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


6.   INVESTMENT IN JOINT VENTURES (Con't.)
     -------------------------------------

     On September 30, 1992, the Partnership entered into a joint venture agreement with Realmark Property Investors Limited Partnership IV (RPILP-IV), for the purpose of operating the Lakeview Apartment complex, located in Milwaukee, Wisconsin, and owned by RPILP-IV. Under the terms of the agreement, the Partnership contributed $175,414, while RPILP-IV contributed the property net of the outstanding mortgage.

     At December 31, 1996, substantial doubt exists as to whether RPILP-IV will continue as a going concern, due to cash flow difficulties, recurring losses and a total partners deficiency of approximately $3.2 million.

     The joint venture agreement provides that any income, loss, cash flow, or sale proceeds be allocated 16.22% to the Partnership and 83.78% to RPILP-IV. The allocated net loss of the joint venture has been included in the statements of operations for the Partnership.

     The equity ownership percentage was determined based upon the cash paid into the Joint Venture by the Partnership as a percentage of the General Partner's estimate of the fair market value of the apartment complex and other net assets at the date of inception.

     In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of the Lakeview Village Apartments with a carrying amount of $2,507,241 at December 31, 1996 and a net loss of $222,600 for the year ended December 31, 1996.

     Management has determined that a sale of the property is in the best interests of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, was signed with an anticipated sales price of $4,090,000. The actual date of closing on the sale of the property will depend on financing availability, tax credit availability and other factors.

     Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1996 totaled approximately $85,000.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


6.   INVESTMENT IN JOINT VENTURES (Con't.)
     -------------------------------------

     A summary of the assets, liabilities, and partners' capital of the Joint Venture as of December 31, 1996 and 1995 and the results of its operations for the years ended December 31, 1996, 1995 and 1994 is as follows:


                             LAKEVIEW JOINT VENTURE
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

Assets                                                  1996             1995
-----------                                         -----------      -----------

Cash and cash equivalents                           $      --        $     2,461
Property, net of accumulated depreciation             2,507,241        2,463,639
Accounts receivable - affiliates                           --            158,875
Other assets                                            311,430          139,856
                                                    -----------      -----------
Total Assets                                        $ 2,818,671      $ 2,764,831
                                                    ===========      ===========

Liabilities and Partners' Captial

Liabilities:
  Cash overdraft                                    $     2,373      $      --
  Mortgage payable                                    2,508,128        2,311,688
  Accounts payable and accrued expenses                 221,736          279,426
  Accounts payable - affiliates                         165,995             --
  Other liabilities                                      54,736           85,414
                                                    -----------      -----------
Total liabilities                                     2,950,595        2,676,528
                                                    -----------      -----------

Partners' (Deficiency) Capital                         (134,297)          88,303
                                                    -----------      -----------

Total Liabilities and Partners' Capital             $ 2,818,671      $ 2,764,831
                                                    ===========      ===========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


6.   INVESTMENT IN JOINT VENTURES (Con't.)



                             LAKEVIEW JOINT VENTURE
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                          1996           1995           1994
                                      -----------    -----------    -----------

Income:
  Rental                              $   665,480    $   801,614    $   718,587
  Interest and other                       41,898         25,335         25,324
                                      -----------    -----------    -----------

  Total Income                            707,378        826,949        743,911
                                      -----------    -----------    -----------

Expenses:
  Property operations                     401,714        419,997        497,046
  Interest:
    Other                                 207,820        265,009        276,616
    Affiliates                             19,005           --             --
  Depreciation and amortization           129,462        185,592        168,259
  Administrative:
    Paid to others                        132,603        129,152         74,136
    Paid to affiliates                     39,374         89,996         43,802
                                      -----------    -----------    -----------

  Total Expenses                          929,978      1,089,746      1,059,859
                                      -----------    -----------    -----------

Loss from operations                  $(222,600.0)   $(262,797.0)   $(315,948.0)
                                      ===========    ===========    ===========

Allocation of net loss:
  The Partnership                     $ (36,106.0)   $ (42,625.0)   $ (51,247.0)
  RPILP-IV                               (186,494)      (220,172)      (264,701)
                                      -----------    -----------    -----------

Total                                 $  (222,600)   $  (262,797)   $  (315,948)
                                      ===========    ===========    ===========


     A reconciliation of the investments in Lakeview Joint Ventures:


                                                      1996         1995         1994
                                                   ---------    ---------    ---------
Investment in joint venture at beginning of year   $  54,585    $  97,210    $ 148,457
Allocation of net loss                               (36,106)     (42,625)     (51,247)
                                                   ---------    ---------    ---------

Investment in joint venture at end of year         $  18,479    $  54,585    $  97,210
                                                   =========    =========    =========


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


7.   RELATED PARTY TRANSACTIONS:

     The Corporate general partner and its subsidiaries earned the following fees and commissions and were reimbursed for the following expenses as provided for in the partnership agreement for the years ended December 31, 1996, 1995 and 1994.


                                                        1996       1995       1994
                                                    --------   --------   --------
Mortgage placement fee equal to 1% of mortgage
acquired (capitalized as mortgage costs)            $   --     $   --     $ 20,000
                                                    --------   --------   --------

Partnership management fee equal to 7% of net
cash flow (as defined in the Partnership
Agreement), 2% of which is subordinated to the
limited Partners receiving an annual cash return
equal to 7% of their adjusted capital
contributions                                         15,900      3,268     15,900

Reimbursement for allocated administrative
costs of the corporate general partner, including
payroll, legal, rent, depreciation, printing,
computer processing, mailing, audit, travel,
communications, and partnership operations            79,374    122,196    235,627

Property management fees equal to 5% of the
gross monthly rental receipts of the properties
managed                                               80,736     84,143     78,247

Computer service charges based upon number
of apartment units                                     8,500      6,336      4,176
                                                    --------   --------   --------
                                                     184,510    215,943    333,950
                                                    --------   --------   --------
                                                    $184,510   $215,943   $353,950
                                                    ========   ========   ========

     Accounts receivable - affiliates, which are payable on demand, amounted to $0 and $802,099 at December 31,1996 and 1995 respectively.

     Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other property specific expenses, such as payroll, benefits, etc. are charged to property operations on the Statement of Operations.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


8.   INCOME TAXES:

     No provision has been made for income taxes since the income or loss of the Partnership is to be included in the tax returns of the individual Partners.

     The reconciliation of net loss for the years ended December 31, 1996, 1995 and 1994, and as reported in the statement of operations, and as would be reported for tax return purposes is as follows:


                                              1996           1995           1994
                                           -----------    -----------    -----------
Net loss -
  Statement of operations                  $  (222,082)   $  (770,855)   $  (503,738)

Add to (deduct from):
  Difference in depreciation                    27,146           (244)        (9,723)
  Other nondeductible expenses                  73,185         56,117          1,652
  Tax basis adjustement - Joint Ventures       (14,735)         7,683         (8,242)
                                           -----------    -----------    -----------

Net loss - tax return purposes             $  (136,486)   $  (707,299)   $  (520,051)
                                           ===========    ===========    ===========

     The reconciliation of Partners' Capital at December 31, 1996, 1995 and 1994, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                              1996           1995           1994
                                           -----------    -----------    -----------
Partners' Capital - Balance Sheet          $ 3,197,149    $ 3,438,207    $ 4,786,972

Add to (deduct from):
  Accumulated difference in depreciation       (39,670)       (66,816)       (66,572)
  Syndication fees                           1,179,381      1,179,381      1,179,381
  Other nondeductible expenses                 250,396        177,211        121,094
  Tax basis adjustment - Joint Ventures        (59,976)       (45,241)       (52,924)
                                           -----------    -----------    -----------

Partners' Capital - tax return purposes    $ 4,527,280    $ 4,682,742    $ 5,967,951
                                           ===========    ===========    ===========

9.   SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

                                  1996           1995           1994
                                  ----           ----           ----

Cash paid for interest        $   335,406    $   425,867    $   287,235
                              ===========    ===========    ===========



10.  RECLASSIFICATIONS:

     Certain reclassifications have been made to the 1994 and 1995 balances to conform with the classifications used in 1996.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

                                                    Initial Cost to
                                                      Partnership                   Cost
                                           ----------------------------------    Capitalized
                                                                                 Subsequent
      Property                                                                       to
    Description          Encumbrances           Land            Buildings        Acquisition

The Villa
  Greenville, SC          $   1,951,738     $     528,000     $   3,059,008    $       99,235


Player's Club North
  Lutz, FL                    2,273,368           218,000         2,851,851             8,000
                        ----------------   ---------------   ----------------  ----------------

                          $   4,225,106     $     746,000     $   5,910,859    $      107,235
                        ================   ===============   ================  ================

Foxhunt Joint Vtr.
  Dayton, OH              $   4,528,289     $     387,500     $   4,890,020    $      148,151
                        ================   ===============   ================  ================


Lakeview Joint Vtr.
   Milwaukee, WI          $   2,508,128     $     200,000     $   3,785,880    $      163,791
                        ================   ===============   ================  ================

_______________________________________________________________________________________________________________________

                                       Gross amounts at which
                                     Carried at Close of Period
                         ---------------------------------------------------
                                                                                   (3)(4)
      Property                                                  (1)(2)          Accumulated       Date of      Date
    Description               Land           Buildings           Total          Depreciation     Construction Acquired

The Villa
  Greenville, SC         $       528,000   $    3,158,243    $    3,686,243    $      608,035      1971        06/91


Player's Club North
  Lutz, FL                       218,000        2,859,851         3,077,851           570,637      1986        06/91
                         ---------------   ---------------  ----------------  ----------------

                         $       746,000   $    6,018,094    $    6,764,094    $    1,178,672
                         ===============   ===============  ================  ================

Foxhunt Joint Vtr.
  Dayton, OH              $      387,500    $   5,038,171     $   5,425,671     $   2,539,094      1972        09/91
                         ===============   ===============  ================  ================


Lakeview Joint Vtr.
   Milwaukee, WI          $      200,000    $   3,949,670     $   4,149,670     $   1,642,430      1971        09/92
                         ===============   ===============  ================  ================




SCHEDULE III
   (Continued)


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996


(1)  Cost for Federal income tax purposes is $6,764,094.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1996, 1995 and 1994 follows:

                                                    Partnership Properties
                                                    ----------------------
                                             1996          1995          1994
                                          ----------    ----------    ----------

Balance at beginning of period            $6,727,594    $6,727,594    $6,727,594
  Additions                                   36,500          --            --
                                          ----------    ----------    ----------
Balance at end of period                  $6,764,094    $6,727,594    $6,727,594
                                          ==========    ==========    ==========


                                                   Joint Venture Properties
                                                   ------------------------
                                              1996          1995          1994
                                          ----------    ----------    ----------

Balance at beginning of period            $9,440,469    $9,409,359    $9,409,359
  Additions                                  134,872        31,110          --
                                          ----------    ----------    ----------
Balance at end of period                  $9,575,341    $9,440,469    $9,409,359
                                          ==========    ==========    ==========


(3) A reconciliation of accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 follows:

                                                  Partnership Properties
                                                  ----------------------
                                             1996          1995          1994
                                          ----------    ----------    ----------

Balance at beginning of period            $  946,012    $  742,457    $  524,944
  Depreciation expense                       232,660       203,555       217,513
                                          ----------    ----------    ----------
Balance at end of period                  $1,178,672    $  946,012    $  742,457
                                          ==========    ==========    ==========


                                                 Joint Venture Properties
                                                 ------------------------
                                             1996          1995          1994
                                          ----------    ----------    ----------

Balance at beginning of period            $3,960,296    $3,588,032    $3,185,677
  Depreciation expense                       221,228       372,264       402,355
                                          ----------    ----------    ----------
Balance at end of period                  $4,181,524    $3,960,296    $3,588,032
                                          ==========    ==========    ==========


(4) Balance applies entirely to buildings. All properties are depreciated over 25 years lives.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
    By: /s/ Joseph M. Jayson                             3/28/97
         -------------------------------------------       ---------------
            JOSEPH M. JAYSON,                              Date
            Individual General Partner


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      By: /s/ Joseph M. Jayson                              3/28/97
         --------------------------------------------       ---------------
            JOSEPH M. JAYSON, President                     Date
            Principal Executive Officer and Director

          /s/ Michael J. Colmerauer                         3/28/97
         --------------------------------------------       ---------------
            MICHAEL J. COLMERAUER,                          Date
            Secretary

            Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

            The Form 10-K is sent to security holders. No other annual report is distributed. No proxy statement, form of proxy or other proxy soliciting material was sent to any of the registrant's security holders with respect to any annual or other meeting or security holders.