Form 10-Q
period 1997-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1997-05-19
CIK 822784

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                            Commission File Number
March 31, 1997                                      33-17579

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
             (Exact Name of Registrant as specified in its charter)


 Delaware                                  16-1309988
--------------------                       -----------------------------------
(State of Formation)                      (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any
amendment to this Form 10-Q.   (X)

As of March 31, 1997 the registrant had 78,625.10 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------

                                      INDEX
                                      -----


                                                                        PAGE NO.
                                                                        --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------

                  Balance Sheets -
                           March 31, 1997 and December 31, 1996             3

                  Statements of Operations -
                           Three Months Ended March 31, 1997 and 1996       4

                  Statements of Cash Flows -
                           Three Months Ended March 31, 1997 and 1996       5

                  Statements of Partners' (Deficit) Capital -
                           Three Months Ended March 31, 1997 and 1996       6
                  Notes to Financial Statements                           7 - 21


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION & RESULTS OF
                  --------------------------------
                  OPERATIONS                                             22 - 23
                  ----------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                   (Unaudited)

                                                      March 31,     December 31,
                                                        1997            1996
                                                        ----            ----
ASSETS

Property, at cost:
     Land                                            $   746,000    $   746,000
     Buildings and improvements                        6,018,094      6,018,094
     Furniture, fixtures and equipment                   255,652        255,652
                                                     -----------    -----------
                                                       7,019,746      7,019,746
     Less accumulated depreciation                     1,439,663      1,379,541
                                                     -----------    -----------
          Property, net                                5,580,083      5,640,205

Investments in real estate joint ventures                397,069        389,598

Cash                                                   1,329,718      1,508,588
Accounts receivable - affiliate                           68,524           --
Mortgage costs, net of accumulated amortization
     of $201,933 and $189,098, respectively              100,443         93,277
Other assets                                             126,113        118,069
                                                     -----------    -----------

            Total Assets                             $ 7,601,950    $ 7,749,737
                                                     ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages payable                               $ 4,214,687    $ 4,225,106
     Accounts payable and accrued expenses               145,997        215,520
     Security deposits and prepaid rents                 105,696        111,962
                                                     -----------    -----------
            Total Liabilities                          4,466,380      4,552,588
                                                     -----------    -----------

Partners' (Deficit) Capital:
     General partners                                    (90,460)       (88,613)
     Limited partners                                  3,226,030      3,285,762
                                                     -----------    -----------
           Total Partners' Capital                     3,135,570      3,197,149
                                                     -----------    -----------

           Total Liabilities and Partners' Capital   $ 7,601,950    $ 7,749,737
                                                     ===========    ===========


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                      Three Months  Three Months
                                                          Ended         Ended
                                                        March 31,     March 31,
                                                          1997          1996
                                                          ----          ----

Income:
     Rental                                            $ 396,861      $ 394,761
     Interest and other income                            22,721         30,319
                                                       ---------      ---------
     Total income                                        419,582        425,080
                                                       ---------      ---------

Expenses:
     Property operations                                 210,506        239,034
     Interest                                            104,814        108,550
     Depreciation and amortization                        72,956         72,134
     Administrative:
          Paid to affiliates                              43,329         19,247
          Other                                           57,027         51,589
                                                       ---------      ---------
     Total expenses                                      488,632        490,554
                                                       ---------      ---------

Loss before allocated loss from joint venture            (69,050)       (65,474)

Allocated income (loss) from joint ventures                7,471         (5,761)
                                                       ---------      ---------

Net loss                                               $ (61,579)     $ (71,235)
                                                       =========      =========

Loss per limited partnership unit                      $   (0.76)     $   (0.88)
                                                       =========      =========

Distributions per limited partnership unit             $    --        $    --
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                        78,625.1       78,625.1
                                                       =========      =========





                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                             Three Months   Three Months
                                                                 Ended          Ended
                                                               March 31,      March 31,
                                                                 1997           1996
                                                                 ----           ----
Cash flow from operating activities:
     Net loss                                                $   (61,579)   $   (71,235)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                72,956         72,134
     Net income (loss) from joint ventures                        (7,471)         5,761
Changes in operating assets and liabilities:
     Other assets                                                 (8,044)       (15,504)
     Accounts payable and accrued expenses                       (69,523)        55,971
     Security deposits and prepaid rent                           (6,266)        (2,144)
                                                             -----------    -----------
Net cash (used in) provided by operating activities              (79,927)        44,983
                                                             -----------    -----------

Cash flow from investing activities:
     Accounts receivable - affiliates                            (68,524)       (37,542)
     Capital expenditures                                           --             --
     Contributions to joint ventures, net of distributions          --             --
                                                             -----------    -----------
Net cash (used in) investing activities                          (68,524)       (37,542)
                                                             -----------    -----------

Cash flows from financing activities:
     Distributions to partners                                      --             --
     Mortgage acquisition costs                                  (20,000)          --
     Principal payments on mortgages                             (10,419)        (6,651)
                                                             -----------    -----------
Net cash (used in) financing activities                          (30,419)        (6,651)
                                                             -----------    -----------

(Decrease) increase in cash                                     (178,870)           790

Cash - beginning of period                                     1,508,588        641,724
                                                             -----------    -----------

Cash - end of period                                         $ 1,329,718    $   642,514
                                                             ===========    ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                  $   104,814    $   108,550
                                                             ===========    ===========






                    See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                         General            Limited Partners
                                         Partners       -----------------------
                                          Amount          Units         Amount
                                          ------          -----         ------

Balance, January 1, 1996              $   (81,382)       78,625.1   $ 3,519,589

Distribution to partners                     --            --              --

Net loss                                   (2,137)         --           (69,098)
                                      -----------      --------     -----------

Balance, March 31, 1996               $   (83,519)       78,625.1   $ 3,450,491
                                      ===========      ========     ===========


Balance, January 1, 1997              $   (88,613)       78,625.1   $ 3,285,762

Distribution to partners                     --            --              --

Net loss                                   (1,847)         --           (59,732)
                                      -----------      --------     -----------

Balance, March 31, 1997               $   (90,460)       78,625.1   $ 3,226,030
                                      ===========      ========     ===========

















                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


1.    GENERAL PARTNERS' DISCLOSURE
      ----------------------------

      In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-B, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1997 and 1996, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


2.    FORMATION AND OPERATION OF PARTNERSHIP
      --------------------------------------

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

      --------------------------------------------------

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

 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

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

      ------------------------------------------------------

      Acquisition Fees
      ----------------

      Acquisition fees are paid to the general partner as properties are specified, which generally occurs when a contract to purchase the property is entered into. Acquisition fees are allocated to specific properties when actual closing takes place. Acquisition fees paid for properties that ultimately are not acquired will be applied toward other properties that are acquired or reallocated to existing properties. There were no capitalized acquisition fees at March 31, 1997.

      Unconsolidated Joint Ventures
      -----------------------------

      The Partnership's investment in affiliated real estate joint ventures are accounted for on the equity method.

      Rental Income
      -------------

      Leases for residential properties have terms of one year or less. Rental income is recognized on the straight line method over the term of the lease.

      Rents Receivable
      ----------------

      Due to the nature of these accounts, residential rents receivable are fully reserved as of March 31, 1997 and 1996.

      Income (Loss) per Limited Partnership Unit
      ------------------------------------------

      The income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period.

 4.   ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
      ----------------------------------------------

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

 5.   MORTGAGES PAYABLE
      -----------------

      In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

      The Villa
      ---------

      A mortgage with a balance of $1,945,879 and $1,968,515 at March 31, 1997 and 1996, respectively, providing for monthly principal and interest payments of $17,998, bearing interest at 9.875%. The note matures August 1998.

      Players Club
      ------------

      A mortgage with a balance of $2,268,808 and $2,288,603 at March 31, 1997 and 1996, respectively, providing for monthly principal and interest payments of $20,402, bearing interest at 10%. The note matures July 1998.

      The mortgages described above are secured by the individual properties to which they relate.

      The aggregate maturities of mortgages payable for each of the next three years are as follows:

                            Year                     Amount
                            ----                     ------

                            1997                     $      43,853
                            1998                         4,181,253
                                                     -------------

                            TOTAL                    $   4,225,106
                                                     =============


 6.   RELATED PARTY TRANSACTIONS
      --------------------------

      Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $20,753 and $17,627 for the three months ended March 31, 1997 and 1996, respectively.

      --------------------------  -----------

      According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the three months ended March 31, 1997 or 1996.

      Pursuant to the terms of the Partnership agreement, the corporate general partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership and acquisition of properties. These charges are for the Partnership's allocated share of such costs and expenses as payroll, travel, communication costs related to partnership accounting, partner communication and relations, and acquisition of properties. Partnership accounting, partner communication, marketing and acquisition expenses are allocated based on total assets, number of partners and number of units, respectively. These costs amounted to $19,504 and $20,953 at March 31, 1997 and 1996.

      Accounts receivable - affiliates amounted to $68,524 and $839,641 at March 31, 1997 and 1996, respectively. This balance is in the process of being reimbursed.

      Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $1,584 for the three months ended March 31, 1997 and 1996.

 7.   INCOME TAXES
      ------------

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

      ------------------------

      The reconciliation of net loss for the three months ended March 31, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                 March 31,          March 31,
                                                    1997              1996
                                                    ----              ----

      Net loss - statement of operations      $ (  61,579)      $   (  71,235)

      Add to (deduct from):
          Difference in depreciation                6,787           (      70)
          Tax basis adjustments -
          Joint Ventures                        (   3,684)          (   1,920)
          Other non-deductible expenses            18,296              14,029
                                              -----------        ------------

      Net loss - tax return purposes          $  ( 40,180)       $  (  59,196)
                                              ===========        ============


      The reconciliation of Partners' Capital as of March 31, 1997 and December 31, 1996 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                 March 31,         December  31,
                                                    1997                1996
                                                    ----                ----

      Partners' Capital - balance sheet       $  3,135,570        $  3,197,149

      Add to (deduct from):
          Accumulated difference in
          depreciation                         (    32,883)         (  39,670)
          Tax basis adjustment -
          Joint Ventures                       (    63,660)         (  59,976)
          Syndication fees                       1,179,381          1,179,381
          Other non-deductible expenses            268,692            250,396
                                               -----------         ----------

      Partners' Capital - tax return purposes  $ 4,487,100        $ 4,527,280
                                               ===========        ===========

8.    INVESTMENT IN JOINT VENTURES
      ----------------------------

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

      In July of 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Foxhunt Apartments with a carrying amount of $2,886,577. Management has determined that a sale of the property is in the best interest of the investors. As of March 31, 1997, the agreement, with an anticipated sales price of $7.4 million, was canceled by the buyer.

      Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the three months ended March 31, 1997 totaled approximately $46,500.

      ----------------------------------------

      The following financial statements of the joint venture are presented on a historical-cost basis. The equity ownership was determined based upon the cash paid into the joint venture by the Partnership as a percentage of the general partner's estimate of the fair market value of the apartment complex and other net assets at the date of inception.

      A summary of the assets, liabilities and partner's capital of the joint venture as of March 31, 1997 and December 31, 1996 and the results of its operations for the three months ended March 31, 1997 and 1996 is as follows:

                             FOX HUNT JOINT VENTURE
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                           March 31,    December 31,
                                                              1997           1996
                                                              ----           ----
ASSETS

    Cash and cash equivalents                             $   232,610    $   162,914
    Propery, net of accumulated depreciation                2,886,577      2,886,577
    Accounts receivable - affiliates                          241,639        249,929
    Mortgage costs                                            251,838        253,937
    Other assets                                              327,596        335,272
                                                          -----------    -----------

                 Total Assets                             $ 3,940,260    $ 3,888,629
                                                          ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgage payable                                     $ 4,521,048    $ 4,528,289
     Accounts payable  and accrued expenses                   178,351        262,871
     Other liabilities                                        125,654         68,038
                                                          -----------    -----------
                 Total Liabilities                          4,825,053      4,859,198
                                                          -----------    -----------

Partners' Capital                                            (884,793)      (970,569)
                                                          -----------    -----------

                Total Liabilities and Partners' Capital   $ 3,940,260    $ 3,888,629
                                                          ===========    ===========

                             FOX HUNT JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996


                                                     Three Months   Three Months
                                                        Ended          Ended
                                                      March 31,      March 31,
                                                         1997           1996
                                                         ----           ----

Income:
     Rental                                          $ 353,622        $ 319,805
     Interest and other income                          11,067           26,389
                                                     ---------        ---------
     Total income                                      364,689          346,194
                                                     ---------        ---------

Expenses:
     Property operations                               113,312          203,133
     Depreciation and amortization                       2,099           53,900
     Interest                                          101,778          102,453
     Administrative                                     61,723            9,337
                                                     ---------        ---------
     Total expenses                                    278,912          368,824
                                                     ---------        ---------

Net income (loss)                                    $  85,777        $ (22,630)
                                                     =========        =========



Allocation of net income (loss):

     The Partnership                                 $   9,864        $  (2,602)
     Other Joint Venturer (RPILP II)                    75,913          (20,028)
                                                     ---------        ---------

                                                     $  85,777        $ (22,630)
                                                     =========        =========

      ----------------------------------------

      A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                    1997                1996
                                                ----------          ----------

      Investment in joint venture, January 1    $  371,119          $  386,061
      Allocation of net income (loss)                9,864             ( 2,602)
                                                ----------          ----------

      Investment in joint venture, March 31     $  380,983          $  383,459
                                                ==========          ==========


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

      In July of 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Lakeview Village Apartments with a carrying amount of $2,507,241. Management has determined that a sale of the property is in the best interest of the investors. As of March 31, 1997, the agreement had an anticipated sales price of $4,090,000.

      ----------------------------------------

      Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the three months ended March 31, 1997 totaled approximately $42,000.

      A summary of the assets, liabilities and partners' capital of the joint venture as of March 31, 1997 and December 31, 1996 and the results of its operations for the three months ended March 31, 1997 and 1996 is as follows:

                             LAKEVIEW JOINT VENTURE
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                                March 31,     December 31,
                                                                  1997           1996
                                                                  ----           ----
ASSETS

    Propery, net of accumulated depreciation                   $ 2,507,205    $ 2,507,241
    Other assets                                                   318,536        311,430
                                                               -----------    -----------

                 Total Assets                                  $ 2,825,741    $ 2,818,671
                                                               ===========    ===========



LIABILITIES AND PARTNERS' (DEFICIENCY)

Liabilities:
     Cash overdraft                                            $    28,178    $     2,373
     Mortgage payable                                            2,501,582      2,508,128
     Accounts payable  and accrued expenses                        185,813        221,736
     Accounts payable - affiliates                                 181,888        165,995
     Other liabilities                                              77,332         54,736
                                                               -----------    -----------
                 Total Liabilities                               2,974,793      2,952,968
                                                               -----------    -----------

Partners' (Deficiency)                                            (149,052)      (134,297)
                                                               -----------    -----------

                Total Liabilities and Partners' (Deficiency)   $ 2,825,741    $ 2,818,671
                                                               ===========    ===========



                             LAKEVIEW JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996


                                                     Three Months   Three Months
                                                        Ended          Ended
                                                      March 31,      March 31,
                                                         1997           1996
                                                         ----           ----

Income:
     Rental                                          $ 187,098        $ 213,787
     Interest and other income                          12,259           11,502
                                                     ---------        ---------
     Total income                                      199,357          225,289
                                                     ---------        ---------

Expenses:
     Property operations                                91,523          109,203
     Depreciation and amortization                       3,487           49,149
     Interest                                           73,397           47,561
     Administrative                                     45,705           38,850
                                                     ---------        ---------
     Total expenses                                    214,112          244,763
                                                     ---------        ---------

Net loss                                             $ (14,755)       $ (19,474)
                                                     =========        =========



Allocation of net loss:

     The Partnership                                 $  (2,393)       $  (3,159)
     Other Joint Venturer                              (12,362)         (16,315)
                                                     ---------        ---------

                                                     $ (14,755)       $ (19,474)
                                                     =========        =========

      A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                  1997              1996
                                               ---------          ---------

      Investment in joint venture, January 1   $  18,479          $  54,585
      Allocation of net loss                     ( 2,393)          (  3,159)
                                               ---------          ---------

      Investment in joint venture, March 31    $  16,086          $  51,426
                                               =========          ==========

PART II   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS.
          ------------------------------------


Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. The Partnership did have negative cash flow from operations during the first quarter of 1997, primarily due to its paying down a significant amount of its payables. No distributions to partners were made in either the first three months of 1997 or 1996. The General Partner does anticipate making a distribution during 1997, most likely during the next quarter.

Management expects to secure new financing on both The Villas and Players Club during the second quarter of 1997. This new financing will result in a lower interest rate, thus providing even more cash flow to the Partnership.

Foxhunt Apartments came under contract for sale during July 1996. The sale is subject to a number of contingencies and is cancelable by the purchaser. The sales price negotiated is $7,400,000. It appears as of the date of this writing that the sale will not close. The General Partners feel that the sale of this property is in the best interest of the joint venturers, so management continues to look for potential buyers.

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


Result of Operations:
---------------------

For the three month period ended March 31, 1997, the Partnership generated a net loss of $61,579 or $0.76 per limited partnership unit. The loss for the same period in 1996 was $71,235 or $0.88 per limited partnership unit.

On a tax basis, the Partnership loss totaled $40,180 or $0.50 per limited partnership unit for the three month period ended March 31, 1997 as compared to the tax loss for the three month period ended March 31, 1996 which was $59,196 or $0.73 per limited partnership unit.

--------------------  ------------

Total revenue for the three month period ended March 31, 1997 decreased $5,498 from the corresponding period in 1996. The decrease is the result of a $7,598 reduction in interest and other income. Approximately 40% of the decrease can be attributed to a decline in laundry revenues collected; an 11% decrease in interest income also contributed to the overall decrease. Rental income increased slightly when comparing the quarter ended March 31, 1997 and 1996, primarily due to a decrease in vacancies at Players Club. Management continues to focus on efforts to decrease delinquencies by tightening credit and collection procedures; from the quarter ended March 31, 1997 to that ended March 31, 1996, bad debts decreased in total over $9,780. The properties are both located in what continues to be economically favorable areas for rental properties, so rental income is expected to increase in the future.

Partnership expenses totaled $488,632 for the three month period ended March 31, 1997. This is a slight decrease of approximately $1,900 from the same period in 1996. Property operations expenses decreased over $28,000, the largest portion of which can be attributed to a decrease in contracted service expenses. Slight increases in payroll and related expenses and repairs and maintenance expenses were also seen during the first quarter of 1997 as compared to the same period during 1996. Interest expense and depreciation and amortization expense remained fairly constant between the two quarters, whereas administrative expenses increased due to increases in legal fees, management fees (resulting from increased revenues), investor service and brokerage fees, and accounting and portfolio expenses. Management continues to try to lower expenses by focusing on tenant retention and attempting to do more of the repair and maintenance work in-house as opposed to hiring outside contractors. Thus far, favorable financial results can be seen by the decrease in operation costs.

For the three month period ended March 31, 1997, the Foxhunt Joint Venture generated net income of $85,777 compared to a loss of $22,630 for the three month period ended March 31, 1996. Of the total income, $9,864 was allocated to the Partnership for the three month period ended March 31, 1997; $2,602 of the loss was allocated to the Partnership for the same period in 1996.

The Lakeview Joint Venture had a net loss of $14,755 for the three month period ended March 31, 1997 as compared to a loss of $19,474 for the three month period ended March 31, 1996. The Partnership was allocated $2,393 of the loss for three month period ended March 31, 1997 and $3,159 for the same period in 1996. Management continues its efforts to decrease operating expenses related to this property in hopes of seeing signs of an economic improvement in this region.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B


                                     PART II

                                OTHER INFORMATION



Item 1 - Legal Proceedings
--------------------------

The Partnership is not party to, nor is it the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to the Partnership's business.


Item 2, 3, 4 and 5
------------------

Not applicable.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP VI-B



By:   /s/Joseph M. Jayson                       May 17, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       May 17, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  May 17, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary