Form 10-Q
period 1997-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1997-08-12
CIK 822784

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

As of June 30, 1997 the registrant had 78,625.10 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------

                                      INDEX
                                      -----


                                                                       PAGE NO.
                                                                       --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  June 30, 1997 and December 31, 1996                      3

            Statements of Operations -
                  Three Months Ended June 30, 1997 and 1996                4

            Statements of Operations -
                  Six Months Ended June 30, 1997 and 1996                  5

            Statements of Cash Flows -
                  Six Months Ended June 30, 1997 and 1996                  6

            Statements of Partners' (Deficit) Capital -
                  Six Months Ended June 30, 1997 and 1996                  7

            Notes to Financial Statements                                8 - 23


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------    FINANCIAL CONDITION & RESULTS OF
            --------------------------------
            OPERATIONS                                                  24 - 26
            ----------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                                   (Unaudited)
                                                       June 30      December 31,
                                                         1997           1996
                                                         ----           ----
ASSETS

Property, at cost:
     Land                                            $   746,000    $   746,000
     Buildings and improvements                        6,018,094      6,018,094
     Furniture, fixtures and equipment                   255,652        255,652
                                                     -----------    -----------
                                                       7,019,746      7,019,746
     Less accumulated depreciation                     1,499,786      1,379,541
                                                     -----------    -----------
          Property, net                                5,519,960      5,640,205

Investments in real estate joint ventures                403,595        389,598

Cash                                                   1,246,828      1,508,588
Escrow deposits                                          405,126           --
Accounts receivable - affiliate                           81,913           --
Mortgage costs, net of accumulated amortization
     of $35,248 and $189,098 respectively                295,370         93,277
Other assets                                              22,214        118,069
                                                     -----------    -----------

            Total Assets                             $ 7,975,006    $ 7,749,737
                                                     ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages payable                               $ 5,010,000    $ 4,225,106
     Accounts payable and accrued expenses               127,003        215,520
     Security deposits and prepaid rents                  97,552        111,962
                                                     -----------    -----------
            Total Liabilities                          5,234,555      4,552,588
                                                     -----------    -----------
Partners' (Deficit) Capital:
     General partners                                   (102,314)       (88,613)
     Limited partners                                  2,842,765      3,285,762
                                                     -----------    -----------
           Total Partners' Capital                     2,740,451      3,197,149
                                                     -----------    -----------

           Total Liabilities and Partners' Capital   $ 7,975,006    $ 7,749,737
                                                     ===========    ===========


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                      Three Months  Three Months
                                                          Ended         Ended
                                                        June 30,      June 30,
                                                          1997          1996
                                                          ----          ----

Income:
     Rental                                            $ 388,059      $ 398,615
     Interest and other income                            49,139         29,314
                                                       ---------      ---------

     Total income                                        437,198        427,929
                                                       ---------      ---------
Expenses:
     Property operations                                 281,505        191,081
     Interest                                             55,196        111,317
     Depreciation and amortization                       144,844         72,134
     Administrative:
          Paid to affiliates                              43,356         19,979
          Other                                           63,942         54,830
                                                       ---------      ---------

     Total expenses                                      588,843        449,341
                                                       ---------      ---------

Loss before allocated loss from joint venture           (151,645)       (21,412)

Allocated income (loss) from joint ventures                6,526        (21,278)
                                                       ---------      ---------

Net loss                                               $(145,119)     $ (42,690)
                                                       =========      =========

Loss per limited partnership unit                      $   (1.79)     $   (0.53)
                                                       =========      =========

Distributions per limited partnership unit             $    3.08      $    --
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                        78,625.1       78,625.1
                                                       =========      =========


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                      Six Months    Six Months
                                                         Ended         Ended
                                                        June 30       June 30
                                                         1997          1996

Income:
     Rental                                          $   784,920    $   793,376
     Interest and other income                            71,860         59,633
                                                     -----------    -----------

     Total income                                        856,780        853,009
                                                     -----------    -----------

Expenses:
     Property operations                                 492,011        430,115
     Interest                                            160,010        219,867
     Depreciation and amortization                       217,800        144,268
     Administrative:
          Paid to affiliates                              86,685         39,226
          Other                                          120,969        106,419
                                                     -----------    -----------

     Total expenses                                    1,077,475        939,895
                                                     -----------    -----------

Loss before allocated loss from joint venture           (220,695)       (86,886)

Allocated loss from joint ventures                        13,997        (27,039)
                                                     -----------    -----------

Net loss                                             $  (206,698)   $  (113,925)
                                                     ===========    ===========

Loss per limited partnership unit                    $     (2.55)   $     (1.41)
                                                     ===========    ===========

Distributions per limited partnership unit           $      3.08    $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                        78,625.1       78,625.1
                                                     ===========    ===========


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                       Six Months    Six Months
                                                          Ended         Ended
                                                        June 30,      June 30,
                                                          1997          1996
                                                          ----          ----
Cash flow from operating activities:
     Net loss                                        $  (206,698)   $  (113,925)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                       217,800        144,268
     Net loss from joint ventures                        (13,997)        27,039
Changes in operating assets and liabilities:
     Escrow deposits                                    (405,126)          --
     Other assets                                         95,855          4,627
     Accounts payable and accrued expenses               (88,517)           860
     Security deposits and prepaid rent                  (14,410)        40,999
                                                     -----------    -----------
Net cash (used in) provided by operating activities     (415,093)       103,868
                                                     -----------    -----------
Cash flow from investing activities:
     Accounts receivable - affiliates                    (81,913)       (43,081)
     Capital expenditures                                   --             --
                                                     -----------    -----------
Net cash (used in) investing activities                  (81,913)       (43,081)
                                                     -----------    -----------
Cash flows from financing activities:
     Mortgage acquisition costs                         (166,845)          --
     Principal payments on mortgages                     (15,266)       (12,093)
     Net proceeds from mortgage refinancing              667,357           --
     Distributions to partners                          (250,000)          --
                                                     -----------    -----------
Net cash provided by (used in) financing activities      235,246        (12,093)
                                                     -----------    -----------

Increase (decrease) in cash                             (261,760)        48,694

Cash - beginning of period                             1,508,588        641,726
                                                     -----------    -----------

Cash - end of period                                 $ 1,246,828    $   690,420
                                                     ===========    ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                          $   167,917    $   218,626
                                                     ===========    ===========

                        See notes to financial statements
                                       -6-

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


                                         General           Limited Partners
                                        Partners       ------------------------
                                         Amount          Units          Amount
                                         ------          -----          ------

Balance, January 1, 1996              $   (81,382)       78,625.1   $ 3,519,589

Net loss                                   (3,418)         --          (110,507)
                                      -----------      --------     -----------

Balance, June 30, 1996                $   (84,800)       78,625.1   $ 3,409,082
                                      ===========      ========     ===========


Balance, January 1, 1997              $   (88,613)       78,625.1   $ 3,285,762

Distribution to partners                   (7,500)         --          (242,500)

Net loss                                   (6,201)         --          (200,497)
                                      -----------      --------     -----------

Balance, June 30, 1997                $  (102,314)       78,625.1   $ 2,842,765
                                      ===========      ========     ===========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


1.    GENERAL PARTNERS' DISCLOSURE
      ----------------------------

      In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-B, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1997 and 1996, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

      ------------------------------------------------------

      Acquisition Fees
      ----------------

      Acquisition fees are paid to the general partner as properties are specified, which generally occurs when a contract to purchase the property is entered into. Acquisition fees are allocated to specific properties when actual closing takes place. Acquisition fees paid for properties that ultimately are not acquired will be applied toward other properties that are acquired or reallocated to existing properties. There were no capitalized acquisition fees at June 30, 1997.

      Unconsolidated Joint Ventures
      -----------------------------

      The Partnership's investment in affiliated real estate joint ventures are accounted for on the equity method.

      Rental Income
      -------------

      Leases for residential properties have terms of one year or less. Rental income is recognized on the straight line method over the term of the lease.

      Rents Receivable
      ----------------

      Due to the nature of these accounts, residential rents receivable are fully reserved as of June 30, 1997 and 1996.

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

5.    MORTGAGES PAYABLE
      -----------------

      In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

      The Villa
      ---------

      A mortgage with a balance of $2,650,000 at June 30, 1997, providing for monthly principal and interest payments of $19,864, bearing interest at 8.30%. The note matures June 2005.

      A mortgage with a balance of $0 and $1,963,073 at June 30, 1997 and 1996, respectively, providing for monthly principal and interest payments of $17,998, bearing interest at 9.875%. The note was to mature in July 1998, however, the mortgage was fully paid off in May of 1997 when the mortgage was refinanced.

      Players Club
      ------------

      A mortgage with a balance of $2,360,000 at June 30, 1997, providing for monthly principal and interest payments of $18,297, bearing interest at 8.59%. The note matures June 2005.

      A mortgage with a balance of $0 and $2,288,603 at June 30, 1997 and 1996, respectively, providing for monthly principal and interest payments of $20,402, bearing interest at 10%. The note was to mature in July 1998, however, the mortgage was fully paid off in May of 1997 when the mortgage was refinanced.

      The mortgages described above are secured by the individual properties to which they relate.

      -----------------------------

      The aggregate maturities of mortgages payable for each of the next five years are as follows:

                   Year             Amount

                   1997             $      14,378
                   1998                    30,668
                   1999                    33,404
                   2000                    36,386
                   2001                    39,632
                   Thereafter           4,855,532
                                    -------------

                   TOTAL            $   5,010,000
                                    =============



6.    RELATED PARTY TRANSACTIONS
      --------------------------

      Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $42,542 and $33,000 for the six months ended June 30, 1997 and 1996, respectively.

      According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the six months ended June 30, 1997 or 1996.

      ---------------------------------------

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

      Accounts receivable - affiliates amounted to $81,913 and $845,420 at June 30, 1997 and 1996 respectively. This balance is in the process of being reimbursed.

      Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $3,168 for the six months ended June 30, 1997 and 1996.

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

      ------------------------

      The reconciliation of net loss for the six months ended June 30, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                June 30,             June 30,
                                                  1997                 1996
                                                  ----                 ----

      Net loss - statement of operations      $ ( 206,698)        $   (113,925)

      Add to (deduct from):
         Difference in depreciation                13,574             (    140)
         Tax basis adjustments -
         Joint Ventures                          (  7,368)            (  3,840)
         Other non-deductible expenses             36,600               28,058
                                              -----------         ------------

      Net loss - tax return purposes          $  (163,892)        $   ( 89,847)
                                              ===========         ============



      The reconciliation of Partners' Capital as of June 30, 1997 and December 31, 1996 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                  June 30,         December  31,
                                                    1997                1996
                                                    ----                ----

       Partners' Capital - balance sheet        $ 2,740,451        $  3,197,149

       Add to (deduct from):
          Accumulated difference in
          depreciation                           (   26,096)          (  39,670)
          Tax basis adjustment -
          Joint Ventures                         (   67,344)          (  59,976)
          Syndication fees                        1,179,381           1,179,381
          Other non-deductible expenses             286,996             250,396
                                                -----------         -----------

       Partners' Capital - tax return purposes  $ 4,113,388         $ 4,527,280
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

      In July of 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Foxhunt Apartments with a carrying amount of $2,886,577. Management has determined that a sale of the property is in the best interest of the investors. As of June 30, 1997, the agreement, with an anticipated sales price of $7.4 million, was canceled by the buyer.

      Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the six months ended June 30, 1997 totaled approximately $93,000.

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

      A summary of the assets, liabilities and partner's capital of the joint venture as of June 30, 1997 and December 31, 1996 and the results of its operations for the six months ended June 30, 1997 and 1996 is as follows:

                             FOX HUNT JOINT VENTURE
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                             June 30     December 31
                                                               1997          1996
                                                               ----          ----
ASSETS

    Cash and cash equivalents                             $   290,444    $   162,914
    Property, net of accumulated depreciation               2,886,577      2,886,577
    Accounts receivable - affiliates                          240,502        249,929
    Mortgage costs                                            249,739        253,937
    Other assets                                              369,789        335,272
                                                          -----------    -----------

                 Total Assets                             $ 4,037,051    $ 3,888,629
                                                          ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgage payable                                     $ 4,513,643    $ 4,528,289
     Accounts payable  and accrued expenses                   246,664        262,871
     Other liabilities                                         93,412         68,038
                                                          -----------    -----------
                 Total Liabilities                          4,853,719      4,859,198
                                                          -----------    -----------

Partners' Capital                                            (816,668)      (970,569)
                                                          -----------    -----------

                Total Liabilities and Partners' Capital   $ 4,037,051    $ 3,888,629
                                                          ===========    ===========


                             FOX HUNT JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996


                                                      Six Months      Six Months
                                                        Ended           Ended
                                                       June 30,        June 30,
                                                         1997            1996
                                                         ----            ----

Income:
     Rental                                          $ 682,362        $ 617,614
     Interest and other income                          46,035           47,012
                                                     ---------        ---------
     Total income                                      728,397          664,626
                                                     ---------        ---------

Expenses:
     Property operations                               247,642          293,553
     Depreciation and amortization                       4,197          110,134
     Interest                                          203,391          204,757
     Administrative                                    119,266          119,034
                                                     ---------        ---------
     Total expenses                                    574,496          727,478
                                                     ---------        ---------

Net income (loss)                                    $ 153,901        $ (62,852)
                                                     =========        =========



Allocation of net income (loss):

     The Partnership                                 $  17,699        $  (7,228)
     Other Joint Venturer (RPILP II)                   136,202          (55,624)
                                                     ---------        ---------

                                                     $ 153,901        $ (62,852)
                                                     =========        =========

      ----------------------------------------

      A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                         1997            1996
                                                         ----            ----

      Investment in joint venture, January 1         $   371,119     $  386,061
      Allocation of net income (loss)                     17,699        ( 7,228)
                                                     -----------     ----------

      Investment in joint venture, June 30           $   388,818     $  378,833
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

      The joint venture agreement provides that any income, loss, cash flow or sale proceeds be allocated 16.22% to the Partnership and 83.78% to RPILP
      IV. The allocated net loss of the joint venture for the six month period ended June 30, 1997 has been included in the statement of operations for the Partnership.

      In July of 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Lakeview Village Apartments with a carrying amount of $2,507,241. Management has determined that a sale of the property is in the best interest of the investors. As of June 30, 1997, the agreement with an anticipated sales price of $4,090,000, was terminated by the buyer.

      Financial Accounting Standards Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the six months ended June 30, 1997 totaled approximately $84,000.

      ----------------------------------------

      The equity ownership percentage was determined based upon the cash paid into the joint venture by the Partnership as a percentage of the general partner's estimate of the fair market value of the apartment complex and other net assets at the date of inception.

      A summary of the assets, liabilities and partners' capital of the joint venture as of June 30, 1997 and December 31, 1996 and the results of its operations for the six months ended June 30, 1997 and 1996 is as follows:

                             LAKEVIEW JOINT VENTURE
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                                      June 30,    December 31,
                                                                        1997          1996
                                                                        ----          ----
ASSETS

    Property, net of accumulated depreciation                       $ 2,507,241    $ 2,507,241
    Other assets                                                        326,974        311,430
                                                                    -----------    -----------

                 Total Assets                                       $ 2,834,215    $ 2,818,671
                                                                    ===========    ===========



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                                 $    19,865    $     2,373
     Mortgage payable                                                 2,494,900      2,508,128
     Accounts payable  and accrued expenses                             214,241        221,736
     Accounts payable - affiliates                                      183,968        165,995
     Other liabilities                                                   78,357         54,736
                                                                    -----------    -----------
                 Total Liabilities                                    2,991,331      2,952,968
                                                                    -----------    -----------

Partners' (Deficit)                                                    (157,116)
(134,297)
                                                                    -----------    -----------

                Total Liabilities and Partners' (Deficit) Capital   $ 2,834,215    $ 2,818,671
                                                                    ===========    ===========


                             LAKEVIEW JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996


                                                     Six Months       Six Months
                                                       Ended            Ended
                                                      June 30,         June 30,
                                                        1997             1996
                                                        ----             ----

Income:
     Rental                                          $ 361,977        $ 357,414
     Interest and other income                          22,882           24,212
                                                     ---------        ---------
     Total income                                      384,859          381,626
                                                     ---------        ---------

Expenses:
     Property operations                               188,258          216,945
     Depreciation and amortization                       6,974           98,296
     Interest                                          133,326          110,620
     Administrative                                     79,120           77,909
                                                     ---------        ---------
     Total expenses                                    407,678          503,770
                                                     ---------        ---------

Net loss                                             $ (22,819)       $(122,144)
                                                     =========        =========



Allocation of net loss:

     The Partnership                                 $  (3,701)       $ (19,812)
     Other Joint Venturer                              (19,118)        (102,332)
                                                     ---------        ---------

                                                     $ (22,819)       $(122,144)
                                                     =========        =========

      ----------------------------------------

      A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                         1997           1996
                                                         ----           ----

      Investment in joint venture, January 1          $  18,479      $  54,585
      Allocation of net loss                             (3,701)       (19,812)
                                                      ---------      ---------

      Investment in joint venture, June 30            $  14,778      $  34,773
                                                      =========      =========

       PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS.
                  ------------------------------------


Liquidity and Capital Resources
-------------------------------

The Partnership continues to generate sufficient cash from operations to enable it to provide for future capital improvements. During the second quarter of 1997 both properties in this Partnership were refinanced with a new lender. The result was both increased loan amounts and decreased interest rates, thus keeping debt service payments fairly constant. The new mortgages also have replacement and improvement reserve accounts maintained by the lender.
These funds will be used to improve the properties.

A distribution of $3.08 per limited partnership unit was made during the quarter ended June 30, 1997. The General Partner does hope to make additional distributions at some time during 1997. Management has been concentrating heavily on increasing occupancies and at the same time controlling expenses. The General Partner feels that the Partnership will see improvements in the next several months of 1997.

During January of 1996, the Partnership was able to secure new financing for the Lakeview Joint Venture. This reduced debt service and decreased the mortgage payments, however Lakeview continues to struggle with very low occupancies. The sale of Lakeview Apartments located in Milwaukee, Wisconsin was terminated by the purchaser because the city was unwilling to use their bond allocations for multi-family housing. The General Partner continues to aggressively market this property for sale to a new buyer as this is deemed to be in the best interests of the Limited Partners.

Similarly, the sales contract for the sale of the Foxhunt Apartments was also terminated. The local government was opposed to a one-hundred percent low income housing project, and accordingly would not support the issuance of the tax exempt bonds through the State Housing Agency. Due to the opposition from the local government, the purchaser decided that the likelihood of obtaining a bond allocation would be difficult and opted to terminate the contract.


Result of Operations
--------------------

For the quarter ended June 30, 1997, the Partnership's net loss was $145,119 or $1,79 per limited partnership unit. Net loss for the quarter ended June 30, 1996 amounted to $42,690 or $0.53 per unit. For the six month period ended June 30, 1997, the net loss was $206,698 or $2.55 per limited partnership unit as compared to $113,925 or $1.41 per limited partnership unit for the six month period ended June 30, 1996.

---------------------  ------------

Partnership revenue for the quarter ended June 30, 1997 totaled $437,198, a modest increase of $9,269 from the 1996 amount of $427,929. Total rental revenue during this quarter dropped just over $10,000, with the majority of the decrease being attributed to increased concessions offered at The Villas in order to increase falling economic occupancy. For the first six months of 1997, rental revenue dropped by almost $8,500; other income increased by over $12,000 mostly due to increased termination fees and forfeited security deposits at Players Club. Compared to the prior year, physical occupancy dropped, rental concessions increased, and delinquencies remained virtually unchanged. Management expects that in the third quarter of 1997 occupancies will increase and the concessions being offered currently will be lessened.

For the quarter ended June 30, 1997, Partnership expenses amounted to $588,843 which is a significant increase over those of the same as the same quarter in 1996. For the six month period ended June 30, 1997, Partnership expenses increased by almost $138,000 which is also a large increase as compared to the same period in 1996. The most notable increase was found in depreciation and amortization expense. There was similarly an increase in property operations expenditures amounting to approximately $62,000 during the first six months of 1997 when compared to the same period during 1996; in this area, specifically, there was an increase in payroll and related expenses and repairs and maintenance costs. Management is stressing the importance of the physical appearance of the properties as a means of improving occupancy, and thus more improvements (e.g., new carpets and appliances, fresh coats of paint, etc.) are being brought about/completed. There was a decrease in contracted services expenses as the on-site maintenance personnel perform more of this work themselves as another means of controlling expenses; specifically decreases in landscaping and interior painting were noted. Administrative expenses increased by just over $62,000 during the first six months of 1997 as compared to those at June 30, 1996. Increases in management fees and legal expenses were primarily responsible for this increase. Insurance expense saw a decrease of just over $8,000, while real estate taxes remained fairly stable between the six month periods ended June 30, 1997 and 1996.

For the six month period ended June 30, 1997, the Foxhunt Joint Venture had net income of $153,901 as compared to a loss of $62,852 for the same period in 1996. This property suffered from lower occupancies and difficulty in collections during the six month period ended June 30, 1996, but showed drastic improvement during the same six month period in 1997. The Partnership was allocated $17,699 of the total net income for the six month period ended June 30, 1997.

-----------------------------------

The Lakeview Joint Venture incurred a net loss of $22,819 for the six month period ended June 30, 1997. For the six month period ended June 30, 1996, this joint venture generated a net loss of $122,144. The Partnership was allocated $3,701 and 19,812 of the loss for the six month periods ended June 30, 1997 and 1996, respectively.

On a tax basis, the Partnership loss totaled $163,892 or $2.02 per limited partnership unit for the six month period ended June 30, 1997 as compared to the tax loss for the six month period ended March 31, 1997 which was $89,847 or $1.11 per limited partnership unit.

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


By:   /s/Joseph M. Jayson                       August 8, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       August 8, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  August 8, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary