Form 10-Q
period 1997-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1997-11-13
CIK 822784

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                            Commission File Number
September 30, 1997                                      33-17579

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
             (Exact Name of Registrant as specified in its charter)


 Delaware                                            16-1309988
--------------------                       -----------------------------------
(State of Formation)                      (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1997 the registrant had 78,625.10 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------

                                      INDEX
                                      -----


                                                                        PAGE NO.
                                                                        --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  September 30, 1997 and December 31, 1996                  3

            Statements of Operations -
                  Three Months Ended September 30, 1997 and 1996            4

            Statements of Operations -
                  Nine Months Ended September 30, 1997 and 1996             5

            Statements of Cash Flows -
                  Nine Months Ended September 30, 1997 and 1996             6

            Statements of Partners' (Deficit) Capital -
                  Nine Months Ended September 30, 1997 and 1996             7
            Notes to Financial Statements                                 8 - 23


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
--------    FINANCIAL CONDITION & RESULTS OF
            --------------------------------
            OPERATIONS                                                   24 - 26
            ----------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                      September 30, December 31,
                                                          1997          1996
                                                          ----          ----
ASSETS

Property, at cost:
     Land                                            $   746,000    $   746,000
     Buildings and improvements                        6,068,231      6,018,094
     Furniture, fixtures and equipment                   255,652        255,652
                                                     -----------    -----------
                                                       7,069,883      7,019,746
     Less accumulated depreciation                     1,559,907      1,379,541
                                                     -----------    -----------
          Property, net                                5,509,976      5,640,205

Investments in real estate joint ventures                400,635        389,598

Cash                                                   1,096,399      1,508,588
Escrow deposits                                          458,809           --
Accounts receivable - affiliate                           64,913           --
Mortgage costs, net of accumulated amortization
     of $35,248 and $189,098 respectively                292,379         93,277
Other assets                                              22,117        118,069
                                                     -----------    -----------

            Total Assets                             $ 7,845,228    $ 7,749,737
                                                     ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages payable                               $ 5,003,477    $ 4,225,106
     Accounts payable and accrued expenses               229,391        215,520
     Security deposits and prepaid rents                 105,542        111,962
                                                     -----------    -----------
            Total Liabilities                          5,338,410      4,552,588
                                                     -----------    -----------

Partners' (Deficit) Capital:
     General partners                                   (109,323)       (88,613)
     Limited partners                                  2,616,141      3,285,762
                                                     -----------    -----------
           Total Partners' Capital                     2,506,818      3,197,149
                                                     -----------    -----------

           Total Liabilities and Partners' Capital   $ 7,845,228    $ 7,749,737
                                                     ===========    ===========



                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                                     Three Months  Three Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                         1997          1996
                                                         ----          ----

Income:
     Rental                                            $ 381,394      $ 384,522
     Interest and other income                            19,178         37,479
                                                       ---------      ---------
     Total income                                        400,572        422,001
                                                       ---------      ---------

Expenses:
     Property operations                                 310,370        268,156
     Interest                                            170,238        125,716
     Depreciation and amortization                        72,956         72,133
     Administrative:
          Paid to affiliates                              43,847         82,977
          Other                                           33,834         58,133
                                                       ---------      ---------
     Total expenses                                      631,245        607,115
                                                       ---------      ---------

Loss before allocated loss from joint venture           (230,673)      (185,114)

Allocated income (loss) from joint ventures               (2,960)       (47,159)
                                                       ---------      ---------

Net loss                                               $(233,633)     $(232,273)
                                                       =========      =========

Loss per limited partnership unit                      $   (2.88)     $   (2.87)
                                                       =========      =========

Distributions per limited partnership unit             $    --        $    --
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                        78,625.1       78,625.1
                                                       =========      =========



                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                      Nine Months   Nine Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                         1997          1996
                                                         ----          ----

Income:
     Rental                                          $ 1,166,314    $ 1,177,898
     Interest and other income                            91,038         97,113
                                                     -----------    -----------
     Total income                                      1,257,352      1,275,011
                                                     -----------    -----------

Expenses:
     Property operations                                 802,381        698,271
     Interest                                            330,248        345,583
     Depreciation and amortization                       290,756        216,401
     Administrative:
          Paid to affiliates                             130,532        122,203
          Other                                          154,803        164,552
                                                     -----------    -----------
     Total expenses                                    1,708,720      1,547,010
                                                     -----------    -----------

Loss before allocated loss from joint venture           (451,368)      (271,999)

Allocated income (loss) from joint ventures               11,037        (74,198)
                                                     -----------    -----------

Net loss                                             $  (440,331)   $  (346,197)
                                                     ===========    ===========

Loss per limited partnership unit                    $     (5.43)   $     (4.27)
                                                     ===========    ===========

Distributions per limited partnership unit           $      3.08    $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                        78,625.1       78,625.1
                                                     ===========    ===========





                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                      Nine Months   Nine Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                         1997          1996
                                                         ----          ----

Cash flow from operating activities:
     Net loss                                        $  (440,331)   $  (346,197)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                       290,756        216,401
     Net (income) loss from joint ventures               (11,037)        74,198
Changes in operating assets and liabilities:
     Escrow deposits                                    (458,809)          --
     Other assets                                         95,952        (14,984)
     Accounts payable and accrued expenses                13,871        103,501
     Security deposits and prepaid rent                   (6,420)         6,380
                                                     -----------    -----------
Net cash (used in) provided by operating activities     (516,018)        39,299
                                                     -----------    -----------

Cash flow from investing activities:
     Accounts receivable - affiliates                    (64,913)       (29,755)
     Capital expenditures                                (50,137)          --
                                                     -----------    -----------
Net cash (used in) investing activities                 (115,050)       (29,755)
                                                     -----------    -----------

Cash flows from financing activities:
     Mortgage acquisition costs                         (166,845)          --
     Principal payments on mortgages                     (31,633)       (19,529)
     Net proceeds from mortgage refinancing              667,357           --
     Distributions to partners                          (250,000)          --
                                                     -----------    -----------
Net cash provided by (used in) financing activities      218,879        (19,529)
                                                     -----------    -----------

Increase (decrease) in cash                             (412,189)        (9,985)

Cash - beginning of period                             1,508,588        641,725
                                                     -----------    -----------

Cash - end of period                                 $ 1,096,399    $   631,740
                                                     ===========    ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                          $   338,325    $   344,342
                                                     ===========    ===========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                        General            Limited Partners
                                        Partners
                                         Amount          Units         Amount
                                         ------          -----         ------

Balance, January 1, 1996              $   (81,382)       78,625.1   $ 3,519,589

Net loss                                  (10,386)         --          (335,811)
                                      -----------      --------     -----------

Balance, September 30, 1996           $   (91,768)       78,625.1   $ 3,183,778
                                      ===========      ========     ===========


Balance, January 1, 1997              $   (88,613)       78,625.1   $ 3,285,762

Distribution to partners                   (7,500)         --          (242,500)

Net loss                                  (13,210)         --          (427,121)
                                      -----------      --------     -----------

Balance, September 30, 1997           $  (109,323)       78,625.1   $ 2,616,141
                                      ===========      ========     ===========





















                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)


1.   GENERAL PARTNERS' DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-B, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1997 and 1996, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     Acquisition Fees
     ----------------

     Acquisition fees are paid to the general partner as properties are specified, which generally occurs when a contract to purchase the property is entered into. Acquisition fees are allocated to specific properties when actual closing takes place. Acquisition fees paid for properties that ultimately are not acquired will be applied toward other properties that are acquired or reallocated to existing properties. There were no capitalized acquisition fees at September 30, 1997.

     Unconsolidated Joint Ventures
     -----------------------------

     The Partnership's investment in affiliated real estate joint ventures are accounted for on the equity method.

     Rental Income
     -------------

     Leases for residential properties have terms of one year or less. Rental income is recognized on the straight line method over the term of the lease.

     Rents Receivable
     ----------------

     Due to the nature of these accounts, residential rents receivable are fully reserved as of September 30, 1997 and 1996.

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

5.   MORTGAGES PAYABLE

     In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

     The Villa
     ---------

     A mortgage with a balance of $2,646,588 at September 30, 1997, providing for monthly principal and interest payments of $19,864, bearing interest at 8.30%. The note matures June 2005.

     A mortgage with a balance of $0 and $1,955,636 at September 30, 1997 and 1996, respectively, providing for monthly principal and interest payments of $17,998, bearing interest at 9.875%. The note was to mature in July 1998, however, the mortgage was fully paid off in May of 1997 when the mortgage was refinanced.

     Players Club
     ------------

     A mortgage with a balance of $2,356,889 at September 30, 1997, providing for monthly principal and interest payments of $18,297, bearing interest at 8.59%. The note matures June 2005.

     A mortgage with a balance of $0 and $2,288,603 at September 30, 1997 and 1996, respectively, providing for monthly principal and interest payments of $20,402, bearing interest at 10%. The note was to mature in July 1998, however, the mortgage was fully paid off in May of 1997 when the mortgage was refinanced.

     The mortgages described above are secured by the individual properties to which they relate.

     The aggregate maturities of mortgages payable for each of the next five years are as follows:

                   Year             Amount
                   ----             ------

                   1997             $      14,378
                   1998                    30,668
                   1999                    33,404
                   2000                    36,386
                   2001                    39,632
                   Thereafter           4,855,532
                                    -------------

                   TOTAL            $   5,010,000
                                    =============


6.   RELATED PARTY TRANSACTIONS

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $65,262 and $62,927 for the nine months ended September 30, 1997 and 1996, respectively.

     According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the nine months ended September 30, 1997 or 1996.

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

     Accounts receivable - affiliates amounted to $64,913 and $831,854 at September 30, 1997 and 1996 respectively. This balance is in the process of being reimbursed.

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $4,752 for the nine months ended September 30, 1997 and 1996.

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

     The reconciliation of net loss for the nine months ended September 30, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                             September 30,       September 30,
                                                 1997                 1996
                                                 ----                 ----

     Net loss - statement of operations       $ (440,331)       $  (  346,198)

     Add to (deduct from):
        Difference in depreciation                20,361           (      210)
        Tax basis adjustments -
        Joint Ventures                           (11,052)          (    5,760)
        Other non-deductible expenses             54,900               42,087
                                              ----------         ------------

     Net loss - tax return purposes           $ (376,122)        $ (  310,081)
                                              ==========         ============



     The reconciliation of Partners' Capital as of September 30, 1997 and December 31, 1996 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                             September 30,       September 30,
                                                 1997                 1996
                                                 ----                 ----

     Partners' Capital - balance sheet        $ 2,506,818       $  3,197,149

     Add to (deduct from):
        Accumulated difference in
        depreciation                           (   19,309)        (  39,670)
        Tax basis adjustment -
        Joint Ventures                         (   71,028)        (  59,976)
        Syndication fees                        1,179,381         1,179,381
        Other non-deductible expenses             305,296           250,396
                                              -----------       -----------

     Partners' Capital - tax return purposes  $ 3,901,158       $ 4,527,280
                                              ===========       ===========

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

     In July of 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Foxhunt Apartments with a carrying amount of $2,886,577. Management has determined that a sale of the property is in the best interest of the investors. As of September 30, 1997, the agreement, with an anticipated sales price of $7.4 million, was canceled by the buyer, but the property is being marketed to several potential buyers.

     Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the nine months ended September 30, 1997 totaled approximately $160,000.

     The following financial statements of the joint venture are presented on a historical-cost basis. The equity ownership was determined based upon the cash paid into the joint venture by the Partnership as a percentage of the general partner's estimate of the fair market value of the apartment complex and other net assets at the date of inception.

     A summary of the assets, liabilities and partner's capital of the joint venture as of September 30, 1997 and December 31, 1996 and the results of its operations for the nine months ended September 30, 1997 and 1996 is as follows:

                             FOX HUNT JOINT VENTURE
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                                          September 30   December 31
                                                              1997           1996
                                                              ----           ----
ASSETS

    Cash and cash equivalents                             $   393,613    $   162,914
    Property, net of accumulated depreciation               2,886,577      2,886,577
    Accounts receivable - affiliates                          233,894        249,929
    Mortgage costs                                            247,641        253,937
    Other assets                                              265,883        335,272
                                                          -----------    -----------

                 Total Assets                             $ 4,027,608    $ 3,888,629
                                                          ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgage payable                                     $ 4,506,071    $ 4,528,289
     Accounts payable  and accrued expenses                   195,559        262,871
     Other liabilities                                         70,321         68,038
                                                          -----------    -----------
                 Total Liabilities                          4,771,951      4,859,198
                                                          -----------    -----------

Partners' Capital                                            (744,343)      (970,569)
                                                          -----------    -----------

                Total Liabilities and Partners' Capital   $ 4,027,608    $ 3,888,629
                                                          ===========    ===========

                             FOX HUNT JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1997 and 1996


                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        1997            1996
                                                        ----            ----

Income:
     Rental                                        $ 1,052,253      $   946,123
     Interest and other income                          40,868           51,087
                                                   -----------      -----------
     Total income                                    1,093,121          997,210
                                                   -----------      -----------

Expenses:
     Property operations                               402,160          532,010
     Depreciation and amortization                       6,296          166,368
     Interest                                          304,835          306,754
     Administrative                                    153,604          155,712
                                                   -----------      -----------
     Total expenses                                    866,895        1,160,844
                                                   -----------      -----------

Net income (loss)                                  $   226,226      $  (163,634)
                                                   ===========      ===========



Allocation of net income (loss):

     The Partnership                               $    26,016      $   (18,818)
     Other Joint Venturer (RPILP II)                   200,210         (144,816)
                                                   -----------      -----------

                                                   $   226,226      $  (163,634)
                                                   ===========      ===========

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                 1997       1996

     Investment in joint venture, January 1          $   371,119    $  386,061
     Allocation of net income (loss)                      26,016       (18,818)
                                                     -----------    ----------

     Investment in joint venture, September 30       $   397,135    $  367,243
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

     The joint venture agreement provides that any income, loss, cash flow or sale proceeds be allocated 16.22% to the Partnership and 83.78% to RPILP
     IV. The allocated net loss of the joint venture for the six month period ended September 30, 1997 has been included in the statement of operations for the Partnership.

     In July of 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Lakeview Village Apartments with a carrying amount of $2,507,241. Management has determined that a sale of the property is in the best interest of the investors. As of June 30, 1997, the agreement with an anticipated sales price of $4,090,000, was terminated by the buyer, but the property is being marketed to several properties.

     Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the nine months ended September 30, 1997 totaled approximately $110,000.

     The equity ownership percentage was determined based upon the cash paid into the joint venture by the Partnership as a percentage of the general partner's estimate of the fair market value of the apartment complex and other net assets at the date of inception.

     A summary of the assets, liabilities and partners' capital of the joint venture as of September 30, 1997 and December 31, 1996 and the results of its operations for the nine months ended September 30, 1997 and 1996 is as follows:

                             LAKEVIEW JOINT VENTURE
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                                               September 30,  December 31,
                                                                   1997           1996
                                                                   ----           ----
ASSETS

    Cash and cash equivalents                                  $    20,401    $      --
    Propery, net of accumulated depreciation                     2,519,906      2,507,241
    Other assets                                                   247,186        311,430
                                                               -----------    -----------
                 Total Assets                                  $ 2,787,493    $ 2,818,671
                                                               ===========    ===========


LIABILITIES AND PARTNERS' (DEFICIENCY)

Liabilities:
     Cash overdraft                                            $      --      $     2,373
     Mortgage payable                                            2,490,369      2,508,128
     Accounts payable  and accrued expenses                        239,424        221,736
     Accounts payable - affiliates                                 212,306        165,995
     Other liabilities                                              72,039         54,736
                                                               -----------    -----------
                 Total Liabilities                               3,014,138      2,952,968
                                                               -----------    -----------

Partners' (Deficiency)                                            (226,645)      (134,297)
                                                               -----------    -----------

                Total Liabilities and Partners' (Deficiency)   $ 2,787,493    $ 2,818,671
                                                               ===========    ===========

                             LAKEVIEW JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1997 and 1996


                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                        1997            1996
                                                        ----            ----

Income:
     Rental                                          $ 498,033        $ 493,523
     Interest and other income                          34,725           34,307
                                                     ---------        ---------
     Total income                                      532,758          527,830
                                                     ---------        ---------

Expenses:
     Property operations                               300,296          442,593
     Depreciation and amortization                      10,461          124,290
     Interest                                          195,447          176,390
     Administrative                                    118,902          125,992
                                                     ---------        ---------
     Total expenses                                    625,106          869,265
                                                     ---------        ---------

Net loss                                             $ (92,348)       $(341,435)
                                                     =========        =========



Allocation of net loss:

     The Partnership                                 $ (14,979)       $ (55,381)
     Other Joint Venturer                              (77,369)        (286,054)
                                                     ---------        ---------

                                                     $ (92,348)       $(341,435)
                                                     =========        =========

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                 1997       1996

     Investment in joint venture, January 1        $   18,479       $    54,585
     Allocation of net loss                          ( 14,979)        (  55,380)
                                                   ----------       -----------

     Investment in joint venture, September 30     $    3,500       $ (     795)
                                                   ==========       ===========

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

A distribution of $3.08 per limited partnership unit was made during the quarter ended June 30, 1997. The General Partner hopes to make additional distributions in the near future, but with the capital improvement work scheduled and the cash needed to complete such work, management does not anticipate making such distributions before the end of 1997. Escrow accounts have been set up as part of the new mortgages on these properties to cover the costs of the work planned, but because releases of escrowed funds are not immediate, in the meantime for cash flow purposes the cash from operations is being used to pay for the improvements.

The Lakeview Joint Venture continues to struggle with very low occupancies and poor collections. The sale of Lakeview Apartments located in Milwaukee, Wisconsin was terminated by the purchaser because the city was unwilling to use their bond allocations for multi-family housing. The General Partner continues to aggressively market this property for sale to a new buyer as this is deemed to be in the best interests of the Limited Partners.

Similarly, the sales contract for the sale of the Foxhunt Apartments was also terminated. The local government was opposed to a one-hundred percent low income housing project, and accordingly would not support the issuance of the tax exempt bonds through the State Housing Agency. Due to the opposition from the local government, the purchaser decided that the likelihood of obtaining a bond allocation would be difficult and opted to terminate the contract. Management feels with the property operating the way it is currently (i.e., stabilized occupancies in the low 90% range and positive cash flow), another interested purchaser should be found.

Result of Operations
--------------------

For the quarter ended September 30, 1997, the Partnership's net loss was $233,633 or $2.88 per limited partnership unit. Net loss for the quarter ended September 30, 1996 amounted to $232,273 or $2.87 per unit. For the nine month period ended September 30, 1997, the net loss was $440,331 or $5.43 per limited partnership unit as compared to $346,197 or $4.27 per limited partnership unit for the nine month period ended September 30, 1996.

Partnership revenue for the quarter ended September 30, 1997 totaled $400,572, a decrease of approximately $21,000 from the 1996 amount of $422,001. Total rental revenue during this quarter decreased slightly (i.e., by just over $3,000), with the majority of the decrease being attributed to increased concessions offered and poor collections at The Villas. For the first nine months of 1997, rental revenue dropped by almost $11,600. Other income decreased by over $6,000; there was no one area which caused this decrease (i.e., it was made up of small decreases in all income items). Compared to the prior year, physical occupancy dropped significantly (i.e., to 76% at the end of September 1997) and rental concessions increased drastically at The Villas. For the Partnership as a whole, delinquencies remained fairly constant when comparing the nine months ended September 30, 1997 and 1996.

For the quarter ended September 30, 1997, Partnership expenses amounted to $631,245 which is an increase of approximately $24,000 over those of the same as the same quarter in 1996. For the nine month period ended September 30, 1997, Partnership expenses increased by almost $162,000, a large increase when compared to the same period in 1996. The largest increases were found in property operations expenditures amounting to approximately $104,000 during the first nine months of 1997 as compared to the same period during 1996; in this area, specifically, there was an increase in payroll and related expenses at The Villas and an increase in repairs and maintenance costs at both Players Club and The Villas. Management continues to stress the importance of the physical appearance of the properties as a means of improving occupancy. Property management has a schedule of improvements (e.g., new carpets and appliances, fresh coats of paint, etc.) to be done to the properties and it is management's belief that such improvements will eventually improve the cash flow in the Partnership. There was a decrease of approximately 35% in contracted services expenses at Players Club primarily due to decreases in costs associated with landscaping and interior painting, which is the result of on-site maintenance personnel performing more of this work themselves. Administrative expenses decreased slightly by just over $1,400 during the first nine months of 1997 as compared to those at September 30, 1996.

-----------------------------------

For the nine month period ended September 30, 1997, the Foxhunt Joint Venture had net income of $226,226 as compared to a loss of $163,634 for the same period in 1996. Although one reason for the net income reported is the lack of depreciation taken as a result of "accounting rules", the property still showed considerable improvement over last year at this point in time. This property suffered from lower occupancies and difficulty in collections during the first nine months of 1996, but continues to show drastic improvement thus far in 1997. The Partnership was allocated $26,016 of the total net income for the nine month period ended September 30, 1997.

The Lakeview Joint Venture incurred a net loss of $92,348 for the nine month period ended September 30, 1997. For the nine month period ended September 30, 1996, this joint venture generated a net loss of $341,435. The Partnership was allocated $14,979 and $55,381 of the loss for the nine month periods ended September 30, 1997 and 1996, respectively. Total income in the venture remained virtually unchanged, but a large decrease in property operations expenses caused the property to show less of a loss than in previous periods.

On a tax basis, the Partnership loss totaled $376,122 or $4.64 per limited partnership unit for the nine month period ended September 30, 1997 as compared to the tax loss for the nine month period ended September 30, 1996 which was $310,081 or $3.83 per limited partnership unit.

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



By:   /s/Joseph M. Jayson                       November 12, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       November 12, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  November 12, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary