Form 10-K
period 1997-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1998-04-15
CIK 822784

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
       (Mark One)

         (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                           For the Fiscal Year Ended December 31, 1997

         ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES  AND EXCHANGE ACT OF 1934.  (NO FEE
                  REQUIRED)


                        Commission File Number 33-17579


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B (Exact Name of Registrant as specified in its Charter)


      Delaware                                             16-1309988
--------------------                           ---------------------------------
(State of Formation)                           (IRS Employer Identification No.)

                             2350 North Forest Road
                                   Suite 12-A
                           Getzville, New York 14068
                    ---------------------------------------
                    (Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of limited partnership interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)


                       DOCUMENTS INCORPORATED BY REFERENCE
        See page 12 for a list of all documents incorporated by reference

                                     PART I

ITEM 1:  BUSINESS

         The registrant, Realmark Property Investors Limited Partnership-VI B ("the Partnership"), is a Delaware limited partnership organized in 1987 pursuant to an Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the revised Delaware Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M.
Jayson (the "Individual General Partner").

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. Through December 31, 1997, the Partnership owned two apartment complexes, totaling 336 units. In addition, the Partnership is a partner in the Foxhunt Apartments Joint Venture owning 11.5% of a 250 unit apartment complex in Kettering, Ohio, and in the Lakeview Apartments Joint Venture, owning 16.22% of a 168 unit apartment complex in Milwaukee, Wisconsin.

         In June 1991, the Partnership purchased the 144 unit Players Club North Apartments, located in Lutz, Florida, and the Villa Apartments, a 192 unit apartment complex in Greenville, South Carolina. The average occupancy level at Players Club in 1997 was 95%; the Villa averaged approximately 83%. For 1996, occupancy at Players Club North averaged 94%, while the Villa was 92%. Occupancy during 1995 averaged 96% at Players Club North and 96% at the Villa. The Villa accounted for approximately 51% of total Partnership revenue generated during 1997. Players Club generated approximately 49% of total Partnership revenue during the same year. For the years ended December 31, 1996 and 1995, the Villa generated 55% and 54% of total Partnership revenue, and Players Club accounted for 45% and 46% of total Partnership revenue, respectively.

         The business of the Partnership is not seasonal. The Partnership, as of December 31, 1997, did not directly employ any persons in a full-time position. All regular employees who rendered services on behalf of the Partnership through December 31, 1997 were employees of the Corporate General Partner or its affiliates.

         The Partnership's investment objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners capital and; (4) achieve build-up of equity through the reduction of mortgage loans.


ITEM 2:  PROPERTIES

The following is a list of Properties and Joint Ventures owned by the Partnership as of December 31, 1997:


Property Name
and Location               General Character of Property                       Purchase Date
-------------              -----------------------------                       -------------
Players Club North         A 144 unit apartment complex.  The                  June 1991
Lutz, FL                   mortgage balance at 12/31/97 was
                           $2,703,147, maturing June 2027, and
                           providing for monthly principal and interest
                           payments of $20,824 bearing interest at
                           8.48%.

The Villa                  A 192 unit apartment complex.  The mortgage         June 1991
Greenville, SC             balance at 12/31/97 was $2,642,493,
                           maturing June 2027, and providing for
                           monthly principal and interest payments of
                           $19,864 bearing interest at 8.30%.

  Joint Venture
Name and Location
-----------------

Foxhunt Apartments         A 250 unit apartment complex.  The mortgage         September 1991
Joint Venture              balance at 12/31/97 was $4,498,327,
Kettering, OH              maturing April 2027, and providing for
                           monthly principal and interest payments of
                           $36,358 bearing interest at 9.00%.

Lakeview JV                A 168 unit apartment complex.  The                  September 1992
Milwaukee, WI              mortgage payable at 12/31/97 was
                           $2,487,288, providing for monthly principal
                           and interest payments of $19,410 bearing
                           interest at 8.25%. The mortgage matures on
                           February 1, 2006.

ITEM 3:  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED
         PARTNERSHIP INTEREST

         There is currently no active trade market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future. As of December 31, 1997, there were 1,119 record holders of units of Limited Partnership Interest.

ITEM 6:    SELECTED FINANCIAL DATA



             Realmark Properties Investors Limited Partnership-VI B

                                            Year Ended     Year Ended         Year Ended       Year Ended          Year Ended
                                          Dec. 31, 1997   Dec. 31, 1996      Dec. 31, 1995   Dec. 31, 1994        Dec. 31, 1993
                                         --------------   --------------    --------------   --------------       -------------
Total assets                              $ 8,034,759      $ 7,749,737       $ 8,048,753       $ 9,447,468         $ 7,981,018
                                          ===========      ===========       ===========       ===========         ===========

Notes payable and long-term
obligations                               $ 5,345,640      $ 4,225,106       $ 4,263,769       $ 4,298,714         $ 2,318,001
                                          ===========      ===========       ===========       ===========         ===========

------------------------------------------------------------------------------------------------------------------------------

Revenue                                   $ 1,652,233      $ 1,683,954       $ 1,715,088       $ 1,618,645         $ 1,449,496

Expenses                                    2,284,176        1,854,988         2,412,220         2,051,597           1,756,195
                                          -----------      -----------       -----------       -----------         -----------

Loss before allocated loss from
joint ventures                               (631,943)        (171,034)         (697,132)         (432,952)           (306,699)

Allocated loss from joint ventures            (42,373)         (51,048)          (73,723)          (70,786)            (28,933)
                                          -----------      -----------       -----------       -----------         -----------

Net Loss                                  $  (674,316)     $  (222,082)      $  (770,855)      $  (503,738)        $  (335,632)
                                          ===========      ===========       ===========       ===========         ===========

------------------------------------------------------------------------- ----------------------------------------------------

Net cash (used in) provided by
operating activities                      $  (146,083)     $   170,266       $    95,718       $  (195,511)        $    21,191


Principal payments upon refinancing        (4,209,840)            -                 -                 -                   -

Principal payments on long-term
debt                                          (29,626)         (38,663)          (34,945)          (19,287)             (6,999)
                                          -----------      -----------       -----------       -----------         -----------

Net cash (used in) provided by
operating activities less principal
payments                                  $(4,385,549)     $   131,603       $    60,773       $  (214,798)           $ 14,192
                                          ===========      ===========       ===========       ===========         ===========

------------------------------------------------------------------------------------------------------------------------------


Loss per limited partnership unit         $     (8.32)     $     (2.74)      $     (9.51)      $     (6.21)        $     (4.14)
                                          ===========      ===========       ===========       ===========         ===========

Distributions per limited
partnership unit                          $      3.08      $      0.23       $      0.96       $      0.50         $      1.25
                                          ===========      ===========       ===========       ===========         ===========

Weighted average number of limited
partnership units outstanding                78,625.1         78,625.1          78,625.1          78,625.1            78,625.1
                                          ===========      ===========       ===========       ===========         ===========

------------------------------------------------------------------------------------------------------------------------------

                                       4

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

         The Partnership continues to maintain sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. The Partnership made distributions totaling $250,000 or $3.08 per limited partnership unit during 1997. Management hopes to continue making distributions in the coming year once the capital improvement work scheduled at the properties is either completed or the full costs may be measured.

         The Partnership has successfully refinanced both of the residential complexes fully owned by the Partnership. The result was additional cash provided by the new financing in excess of $1 million and significantly lower interest rates resulting in an increase in monthly principal and interest payment of only $2,300. Management feels that with the additional financing proceeds, it will be able to continue to complete the capital improvements necessary at the properties. Escrow accounts were set up as part of the new mortgages; these accounts are to be used to cover the costs of the planned improvements, but because releases of escrowed funds are typically not immediate, for cash flow purposes the cash from operations is being used to pay for the improvements. Management believes that when all work is done at the properties, potential tenants will find them more attractive, thus resulting in increased occupancy and a return to positive cash flow from operations.

         The General Partners continue their efforts to locate a buyer for the Lakeview property (the Partnership owns 16.22% of the Lakeview property), which once again struggled with cash flow shortages during the current year. It is felt that the sale of the property is in the best interests of both joint venturers. The General Partners of the other joint venturer in this deal continue to fund the property's shortfalls in cash flow, although are under no obligation to do so. If this support does not continue, the venture may have to go into default on the mortgage, at which point the property may be lost in a foreclosure.

         Foxhunt Apartments came under contract for sale during July 1996. The sale was subject to a number of contingencies and was cancelable at any time by the buyer. During 1997, the contract for sale was canceled by the buyer. The General Partners of the joint venturers feel, however, that the sale of this property is in the best interest of their respective limited partners, so management continues to look for potential buyers through heavy marketing in trade journals, newspapers, etc.

         The partnership has conducted a review of its computer systems to identify the systems that could be effected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has confirmed with its software providers that all software currently in use is either "2000 compliant" or will be with little adaptation and at no significant cost.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


Results of Operations:

         For the year ended December 31, 1997, the Partnership incurred a net loss of $674,316 or $8.32 per limited partnership unit. This is a large increase from the year ended December 31, 1996 when the loss totaled $222,082 or $2.74 per limited partnership unit. For the year ended December 31, 1995 losses incurred totaled $770,855 or $9.51 per limited partnership unit.

         Partnership revenues for the year ended December 31, 1997 totaled $1,652,233, consisting of rental income of $1,531,418 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $120,815. The decrease in rental revenue from that of the previous years of 1996 and 1995 when it totaled $1,552,571 and $1,597,470, respectively, can be attributed to an increase in vacancies, concessions and bad debts at The Villas. Net rental income from Players Club increased from that of the previous year by approximately $64,000 or 9%. Occupancy at Players Club remained relatively constant throughout the year; the average occupancy for the year ended December 31, 1997 was 95%, a slight increase over that of the prior year. Players Club continues to take advantage of the strong rental markets in which they are located and are clearly benefiting from on-site personnel changes (as mentioned in previous Management Discussions) made by management during 1997. The staff continue to be attracting tenants through current leasing and marketing strategies, as well as successfully retaining current tenants. Occupancy levels at The Villas unfortunately decreased rather significantly during the year ended December 31, 1997 as compared to those of the previous two years; for 1997, occupancy at this complex averaged only 83%, while it was 92 % for 1996 and 96% for 1995. In order to increase occupancy in the coming year, management intends to continue offering attractive incentive programs (e.g., free rent, reduced rent, etc.) to potential tenants for signed leases. Although this may be successful in increasing occupancies, it is also likely in the short-term to decrease revenues. There was also approximately an 8% decrease in other income during the year ended December 31, 1997 as compared to that earned in 1996. This decrease is attributable to a decrease in laundry income at both The Villas and Players Club and a decrease in interest income earned by The Villas due to a decrease in the cash which the property held in the bank as a result of capital improvement and maintenance work being done at the property.

         Partnership expenses for the year ended December 31, 1997 totaled $2,284,176, a substantial increase over the expenses of the year ended December 31, 1996 of $1,854,988, yet a 5% decrease from those of 1995 which were $2,412,220. The largest increase in expenses may be seen in property operations costs. Management has been performing a considerable amount of capital improvements and repair work at the properties in this partnership due to properties' age. Roof repairs were necessary at The Villas, while both complexes have been doing significant interior and exterior painting and appliance and carpet replacement. Payroll and related expenses likewise increased at both complexes; more repair and maintenance work is being performed by on-site employees as opposed to by outside contractors in order to keep costs under control. Other operations expenses which increased include utility costs at both complexes and slight increases were seen in insurance expense and real estate taxes at The Villas. Management is continually looking for new ways to save on expenses at the properties; as an example, utility costs are "regularly" measured, and cost-savings ideas are implemented wherever possible and practical. Insurance costs are also reviewed regularly, as are real estate taxes with appeals being filed as deemed practical.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Results of Operations (Cont.):

         A large increase in amortization expense was the result of new financing obtained during the year on both The Villas and Players Club. The new financing led to the write-off of the majority of the previously capitalized mortgage acquisition costs. The write-off of such costs amounted to approximately $208,665.

         Administrative expenses totaled $344,466 for the year ended December 31, 1997, which continues the decrease noted in these expenses between the previous two years when administrative expenses totaled $373,953 and $385,701, respectively. A portion of the decrease is the result of a decrease in management fees due to the decline in income at The Villas. Also contributing to the decrease was lower legal costs associated with evictions and a decrease in advertising costs, both of which were attributable to Players Club. Interest expense increased by just over $107,000 when comparing 1997 to 1996, while the increase from 1995 to 1997 was only $15,000. The increase between the current year and the previous one was the result of the increase in the principal balances on the mortgages at both The Villas and Players Club resulting from the refinancings that took place on both of these mortgages during 1997.

         Management has plans in the coming year to continue making several capital improvements to both The Villas and Players Club, including but not limited to interior painting, replacement of carpets and appliances, and improvements to landscaping.

         The Foxhunt Joint Venture had net income of $41,576 for the year ended December 31, 1997 as compared to losses of $129,030 and $270,419 for the years ended December 31, 1996 and 1995, respectively. The income is representative of the increased rental revenue generated by this property, as well as a sizable decrease in property operations expenses. In accordance with the joint venture agreement, 11.5% of the income is allocated to the Partnership and 88.5% is allocated to the other joint venturer. Accordingly, $4,781 of the 1997 income is allocated to the Partnership and $36,795 is allocated to the other joint venture partner; $114,988 of the 1996 loss was allocable to the other joint venturer, while for the year 1995, $239,321 was allocable to the other venturer.

         The Lakeview Village Joint Venture generated a net loss of $290,713 for the year ended December 31, 1997. This loss continues to reflect the significant obstacles this property has had over the past several years. Vacancies and delinquencies remain the property's two biggest obstacles in 1997 as they were in 1996; both items result in critical cash flow shortages for the property. The loss for 1996 and 1995 was $222,600 and $262,797, respectively. In accordance with the joint venture agreement, 16.22% of the loss is allocated to the Partnership and 83.78% is allocated to the other joint venturer. For 1997, $47,154 of the loss is allocated to the Partnership and $243,559 is allocated to the other joint venture partner; for 1996, $36,106 of the loss was allocated to the Partnership and $186,494 of the loss was allocable to the other joint venturer, while for the year 1995, $42,625 of the loss was allocated to the Partnership and $220,172 was allocable to the other venturer.

         For the year ended December 31, 1997, the tax basis loss for the Partnership was $656,602 or $8.10 per limited partnership unit compared to a tax loss of $136,486 or $1.68 per unit for the year ended December 31, 1996 and a tax loss of $707,299 or $8.73 per limited partnership unit for the year ended December 31, 1995. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the year ended December 31, 1997 was allocated in this fashion.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Listed under Item 14 of this report.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1998, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 59, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies:
Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is chairman of Realmark Corporation, Chairman of Realmark Properties, Inc., wholly-owned subsidiaries of
J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been in real estate for the last 35 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 35 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 31 real estate related limited partnerships. For the past sixteen years, Mr. Jayson and J.M. Jayson & Company, Inc., and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 58, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 36 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT  (Cont.)

         Michael J. Colmerauer, 39, is Secretary and in-house legal counsel for J.M. Jayson and Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 14 years.

ITEM 11: EXECUTIVE COMPENSATION

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for the years ended December 31, 1997, 1996 or 1995, nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1997, 1996 or 1995.

         The following table sets forth for the years ended December 31, 1997, 1996 and 1995, the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:

                                                                                       Amounts
      Entity Receiving                          Type of                   -----------------------------------
        Compensation                         Compensation                    1997        1996         1995
        ------------                         ------------                 ---------   ---------    ---------
U.S. Capital, Inc.                 Loan placement fee                     $  53,600   $    -       $    -
                                                                          ---------   ---------    ---------


Realmark Properties, Inc.          Partner distributions                      7,500         569        2,337
(The Corporate General                                                    ---------   ---------    ---------
Partner)                           Reimbursement for
                                   allocated partnership
                                   administration expenses
                                   related to:
                                     Investor services                        7,049       6,276        5,000
                                     Brokerage                               10,353       6,914        4,451
                                     Portfolio management
                                       and accounting                        68,795      66,184      112,745
                                   Partnership management fees                    -      15,900        3,268

Realmark Corporation               Property management fees                  80,758      80,736       84,143
                                   Computer service fees                      6,336       8,500        6,336
                                                                          ---------   ---------    ---------
                                                                            173,291     184,510      215,943
                                                                          ---------   ---------    ---------

                                   Total                                  $ 234,391   $ 185,079    $ 218,280
                                                                          =========   =========    =========



         The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement) of which 2% is subordinated to the receipt by the Limited Partners of a non cumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). These fees amounted to $15,900 and $3,268 for the years ended December 31, 1996 and 1995, respectively. No such fees were paid for the year ended December 31, 1997. The General Partners are entitled to 3% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations.

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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         No person is known to the Partnership to own of record or beneficially, more than five percent (5%) of the Units of Limited Partnership Interests of the Partnership. The General Partners, as of December 31, 1997 owned no Units of Limited Partnership Interest.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions with Management and Others

         No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Note 7 to the financial statements.


ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
         REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules

         FINANCIAL STATEMENTS                                                      Page
         --------------------                                                      ----
         (i)      Independent Auditors' Report                                      13
         (ii)     Balance Sheets as of December 31, 1997 and 1996                   14
         (iii)    Statements of Operations for years ended December 31,
                    1997, 1996, and 1995.                                           15
         (iv)     Statements of Partners' Capital (Deficit) for years
                    ended December 31, 1997, 1996, and 1995                         16
         (v)      Statements of Cash Flows for years ended
                    December 31, 1997, 1996, and 1995                               17
         (vi)     Notes to Financial Statements                                  18 - 29

         FINANCIAL STATEMENT SCHEDULES
         -----------------------------
         (i)  Schedule III - Real Estate and Accumulated Depreciation            30 - 31



         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

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

INDEPENDENT AUDITORS' REPORT

The Partners
Realmark Property Investors Limited Partnership-VI B:

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-VI B as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also include the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-VI B at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


March 11, 1998

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


Assets                                                        1997            1996
------                                                   -----------      -----------
Property, at cost:
  Land and improvements                                  $   780,500      $   746,000
  Buildings and improvements                               6,028,430        6,018,094
  Furniture, fixtures and equipment                          255,652          255,652
                                                         -----------      -----------
                                                           7,064,582        7,019,746
  Less accumulated depreciation                            1,614,323        1,379,541
                                                         -----------      -----------
      Property, Net                                        5,450,259        5,640,205

Investment in joint ventures                                 347,225          389,598

Cash                                                       1,422,361        1,454,682
Accounts receivable - affiliates                              57,902           53,906
Escrow deposits                                              408,808          104,463
Mortgage costs, net of accumulated amortization
  of $5,925 and $189,098                                     333,780           93,277
Other assets                                                  14,424           13,606
                                                         -----------      -----------

           Total Assets                                  $ 8,034,759      $ 7,749,737
                                                         ===========      ===========


Liabilities and Partners' Capital
---------------------------------

Liabilities:
  Mortgages payable                                      $ 5,345,640      $ 4,225,106
  Accounts payable and accrued expenses                      274,627          215,520
  Security deposits and prepaid rents                        141,659          111,962
                                                         -----------      -----------
           Total Liabilities                               5,761,926        4,552,588
                                                         -----------      -----------

Partners' Capital (Deficit):
  General partners                                          (116,342)         (88,613)
  Limited partners                                         2,389,175        3,285,762
                                                         -----------      -----------
           Total Partners' Capital                         2,272,833        3,197,149
                                                         -----------      -----------

           Total Liabilities and Partners' Capital       $ 8,034,759      $ 7,749,737
                                                         ===========      ===========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997            1996           1995
                                                        -----------     -----------     -----------
Income:
  Rental                                                $ 1,531,418     $ 1,552,571     $ 1,597,470
  Interest and other                                        120,815         131,383         117,618
                                                        -----------     -----------     -----------
  Total income                                            1,652,233       1,683,954       1,715,088
                                                        -----------     -----------     -----------

Expenses:
  Property operations                                     1,100,361         826,421       1,318,665
  Interest:
    Other                                                   441,475         334,097         426,414
  Depreciation and amortization                             372,874         320,517         281,440
  Administrative:
    Paid to affiliates                                      173,291         184,510         215,943
    Other                                                   171,175         189,443         169,758
  Loss from flood                                            25,000            -               -
                                                        -----------     -----------     -----------
  Total expenses                                          2,284,176       1,854,988       2,412,220
                                                        -----------     -----------     -----------

Loss before allocated loss from joint ventures             (631,943)       (171,034)       (697,132)

Allocated loss from joint ventures                          (42,373)        (51,048)        (73,723)
                                                        -----------     -----------     -----------

Net loss                                                $  (674,316)    $  (222,082)    $  (770,855)
                                                        ===========     ===========     ===========

Loss per limited partnership unit                       $    ($8.32)    $     (2.74)    $     (9.51)
                                                        ===========     ===========     ===========

Distributions per limited partnership unit              $      3.08     $      0.23     $      0.96
                                                        ===========     ===========     ===========

Weighted average number of limited partnership
  units outstanding                                        78,625.1        78,625.1        78,625.1
                                                        ===========     ===========     ===========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                    STATEMENTS OF PARTERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                        General                Limited Partners
                                                        Partners          -------------------------
                                                         Amount            Units           Amount
                                                       ----------         --------      -----------
Balance, January 1, 1995                               $  (55,919)        78,625.1      $ 4,842,891

Distributions to partners                                  (2,337)            -             (75,573)

Return of Capital to limited partners                         -               -            (500,000)

Net loss                                                  (23,126)            -            (747,729)
                                                       ----------         --------      -----------

Balance, December 31, 1995                                (81,382)        78,625.1        3,519,589

Distributions to partners                                    (569)            -             (18,407)

Net loss                                                   (6,662)            -            (215,420)
                                                       ----------         --------      -----------

Balance, December 31, 1996                                (88,613)        78,625.1        3,285,762

Distributions to partners                                  (7,500)            -            (242,500)

Net loss                                                  (20,229)            -            (654,087)
                                                       ----------         --------      -----------

Balance, December 31, 1997                             $ (116,342)        78,625.1      $ 2,389,175
                                                       ==========         ========      ===========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                     1997             1996                1995
                                                                 -----------      -----------          ----------
Cash Flows from operating activities:
  Net loss                                                        $ (674,316)     $  (222,082)         $ (770,855)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                    372,874          320,517             281,440
    Allocated loss from joint ventures                                42,373           51,048              73,723
    Loss from flood                                                   25,000             -                   -
    Property acquisition costs                                          -                -                497,209
  Changes in operating assets and liabilities:
    Other assets                                                        (818)          40,078              29,206
    Accounts payable and accrued expenses                             59,107          (46,091)            (22,749)
    Security deposits and prepaid rents                               29,697           26,796               7,744
                                                                 -----------      -----------          ----------
Net cash (used in) provided by operating activities                 (146,083)         170,266              95,718
                                                                 -----------      -----------          ----------

Cash flows from investing activities:
  Decrease (increase) in accounts receivable - affiliates             (3,996)         748,193            (746,722)
  Escrow deposits                                                   (304,345)            -                   -
  Proceeds from insurance                                             80,136             -                   -
  Property acquisition                                              (188,861)         (36,500)               -
                                                                 -----------      -----------          ----------
Net cash (used in) provided by investing activities                 (417,066)         711,693            (746,722)
                                                                 -----------      -----------          ----------

Cash flows from financing activities:
  Principal payments upon refinancing                             (4,209,840)            -                   -
  Principal payments on mortgages                                    (29,626)         (38,663)            (34,945)
  Distributions to partners/return of capital                       (250,000)         (18,976)           (577,910)
  (Increase) decrease in mortgage costs                             (339,706)         (11,362)              9,974
  Proceeds from mortgage                                           5,360,000             -                   -
                                                                 -----------      -----------          ----------
Net cash provided by (used in) financing activities                  530,828          (69,001)           (602,881)
                                                                 -----------      -----------          ----------

Net (decrease) increase in cash                                      (32,321)         812,958          (1,253,885)

Cash - beginning of year                                           1,454,682          641,724           1,895,609
                                                                 -----------      -----------          ----------

Cash - end of year                                               $ 1,422,361      $ 1,454,682          $  641,724
                                                                 ===========      ===========          ==========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.  FORMATION AND OPERATION OF PARTNERSHIP:

         Realmark Property Investors Limited Partnership-VI B (the "Partnership"), a Delaware Limited Partnership, was formed on September 21, 1987, to invest in a diversified portfolio of income producing real estate investments.

         In November 1988, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to the organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on February 2, 1989. All items of income and expense arose subsequent to this date. The offer terminated on February 28, 1990 with gross offering proceeds of $7,862,510. As of December 31, 1997, 78,265.1 units of limited partnership interest were sold and outstanding. The General Partners are Realmark Properties, Inc., the Corporate General Partner, and Mr. Joseph M. Jayson, the Individual General Partner. Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (a) Use of Estimates:

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

         (b) Loss Per Limited Partnership Unit:

         The loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

         (c) Cash:

         For the purposes of reporting cash flows, cash includes the following items: cash on hand, cash in checking and money market savings.

         (d) Property and Depreciation:

         Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, and totaled $273,671, $269,181 and $240,077 for the years ended December 31, 1997, 1996 and 1995, respectively. The estimated useful lives of the Partnership assets range from 5 to 25 years. Expenditures for maintenance and repairs are expensed as incurred. Major renewals and betterments are capitalized. The Accelerated Cost Recovery System or Modified Accelerated Cost Recovery System is used to calculate depreciation expense for tax purposes.

         (e) Mortgage Costs:

         Mortgage costs incurred in obtaining property mortgage financing have been deferred and are being amortized over the terms of the respective mortgages.

         (f) Rental Income:

         Rental income is recognized on the straight line method over the terms of the leases. The outstanding leases with respect to these residential rental properties owned are for terms of no more than one year.

         (g) Unconsolidated Joint Ventures:

         The Partnership's investment in unconsolidated joint ventures is accounted for on the equity method.

         (h) Accrued Rent Receivable:

         Due to the nature of these accounts, rents receivable are fully reserved for as of December 31, 1997 and 1996.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)

3.  ACQUISITION OF RENTAL PROPERTY:

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


4.  MORTGAGES PAYABLE:

         The partnership has the following mortgages:

         Players Club North

         A mortgage with a balance of $2,703,147 at December 31, 1997 provides for monthly principal and interest payments of $20,824, bearing interest at 8.48%. The note matures June 2027. The mortgage is secured by the assets of Players Club Apartment complex. The mortgage payable of $2,273,368 outstanding at December 31, 1996 was refinanced during 1997 into the mortgage described above. No significant gain or loss on the refinancing occurred.

         The Villa

         A mortgage with a balance of $2,642,493 at December 31, 1997 provides for monthly principal and interest payments of $19,864 bearing interest at 8.30%. The note matures June 2027. The mortgage is secured by the assets of The Villa Apartment complex. The mortgage payable of $1,951,738 outstanding at December 31, 1996 was refinanced during 1997 into the mortgage described above. No significant gain or loss on the refinancing occurred.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


         The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

          Year                                        Amount
          ----                                      ----------
          1998                                      $   33,077
          1999                                          36,455
          2000                                          39,686
          2001                                          43,213
          2002                                          47,039
          Thereafter                                 5,146,170
                                                    ----------
                                                    $5,345,640
                                                    ==========


5.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable - affiliates, other assets, accounts payable and accrued expenses, and security deposits and prepaid rents approximate the carrying value due to the short-term nature of these instruments.

         Management has estimated that the fair value of the mortgages payable on Players Club and The Villa approximate their carrying values as the mortgages were obtained in 1997.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)

6.  INVESTMENTS IN JOINT VENTURES:

         On September 27, 1991, the Partnership entered into an agreement and formed a joint venture with Realmark Property Investors Limited Partnership-II (RPILP-II), and Realmark Property Investors Limited Partnership-VI B (RPILP-VI
B). The Joint Venture was formed for the purpose of operating the Foxhunt Apartments, located in Dayton, Ohio and owned by RPILP-II. Under the terms of the Joint Venture agreement, the Partnership contributed $1,041,568 and RPILP-VI B contributed $390,000 to buy out the wraparound promissory note on the property, while RPILP-II contributed the property net of the first mortgage.

         On April 1, 1992, RPILP-II returned RPILP-VI B's entire capital contribution and $580,000 of the capital originally invested by the Partnership. The amended Joint Venture agreement now provides that any income, loss, gain, cash flow, or sale proceeds be allocated 88.5% to RPILP-II and 11.5% to the Partnership. Prior to the buyout, the allocations were 63.14% to RPILP-II, 26.82% to the Partnership and 10.04% to RPILP-VI B. The allocated net loss of the Joint Venture has been included in the statements of operation of the Partnership.

         At December 31, 1997, instances of noncompliance related to Foxhunt's section 223f Department of Housing and Urban Development (HUD) mortgage have been identified.

         In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of the Foxhunt Joint Venture with a carrying amount of $2,886,577 at December 31, 1996 and a net loss of $129,930 for the year then ended.

         Management had determined that a sale of the property was in the best interests of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, was signed with an anticipated sales price of $7,400,000. The agreement was subsequently canceled in 1997, and no additional agreements were signed and effective as of December 31, 1997.

         At December 31, 1997, substantial doubt exists as to whether RPILP-II will continue as a going concern, due to cash flow difficulties, recurring losses and a partners deficiency.

         Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the joint venture are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1996 approximated $93,000.

         The following financial statements of the Joint Venture are presented on a historical-cost basis. The equity ownership was determined based upon the cash paid into the Joint Venture by the Partnership as a percentage of the General Partners' estimate of the fair market value of the apartment complex and other net assets at the date of inception.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


6.  INVESTMENTS IN JOINT VENTURES (Cont.):

         A summary of the assets, liabilities, and partners' capital of the Joint Venture as of December 31, 1997 and 1996 and the results of its operations for the years ended December 31, 1997, 1996 and 1995 is as follows:


                              FOXHUNT JOINT VENTURE
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


Assets                                               1997             1996
                                                 -----------      -----------
Cash and cash equivalents                        $   548,089      $   162,914
Property, net of accumulated depreciation          2,658,269        2,886,577
Accounts receivable - affiliates                      34,007          249,929
Mortgage costs                                       245,542          253,937
Other assets                                         371,277          335,272
                                                 -----------      -----------
Total Assets                                     $ 3,857,184      $ 3,888,629
                                                 ===========      ===========


Liabilities and Partners' (Deficiency)

Liabilities:
  Mortgage payable                               $ 4,498,327      $ 4,528,289
  Accounts payable and accrued expenses              232,968          262,871
  Other liabilities                                   54,882           68,038
                                                 -----------      -----------
Total Liabilities                                  4,786,177        4,859,198
                                                 -----------      -----------

Partners' (Deficiency)                              (928,993)        (970,569)
                                                 -----------      -----------
Total Liabilities and Partners' (Deficiency)     $ 3,857,184      $ 3,888,629
                                                 ===========      ===========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


6. INVESTMENTS IN JOINT VENTURES (Cont.):


                                       FOXHUNT JOINT VENTURE
                                     STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                             1997                1996               1995
                                          ----------          ----------         ----------
Income:
  Rental                                  $1,404,587          $1,287,116         $1,343,601
  Interest and other                          86,892              61,478             90,780
                                          ----------          ----------         ----------

  Total Income                             1,491,479           1,348,594          1,434,381
                                          ----------          ----------         ----------

Expenses:
  Property operations                        595,739             701,068            840,281
  Interest                                   406,330             408,694            411,061
  Depreciation and amortization              236,703             138,352            228,066
  Administrative:
    Paid to others                            92,747             133,103            130,415
    Paid to affiliates                       118,384              97,307             94,977
                                          ----------          ----------         ----------

  Total Expenses                           1,449,903           1,478,524          1,704,800
                                          ----------          ----------         ----------

Net income (loss)                         $   41,576          $ (129,930)        $ (270,419)
                                          ==========          ==========         ==========

Allocation of net income (loss):
  The Partnership                         $    4,781          $  (14,942)        $  (31,098)
  RPILP II                                    36,795            (114,988)          (239,321)
                                          ----------          ----------       ------------

Total                                     $   41,576          $ (129,930)        $ (270,419)
                                          ==========          ==========         ==========


         A reconciliation of the investments in Foxhunt Joint Venture:

                                              1997                1996              1995
                                          ----------          ----------         ----------

Investment in joint venture at
beginning of year                         $  371,119          $  386,061         $  417,159

Allocation of net loss                         4,781             (14,942)           (31,098)
                                          ----------          ----------         ----------

Investment in joint venture at end of
year                                      $  375,900          $  371,119         $  386,061
                                          ==========          ==========         ==========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


6.  INVESTMENT IN JOINT VENTURES (Cont.)

         On September 30, 1992, the Partnership entered into a joint venture agreement with Realmark Property Investors Limited Partnership IV (RPILP-IV), for the purpose of operating the Lakeview Apartment complex, located in Milwaukee, Wisconsin, contributed by RPILP-IV. Under the terms of the agreement, the Partnership contributed $175,414, while RPILP-IV contributed the property net of the outstanding mortgage. The Partnership has all the rights and responsibilities of a General Partner in the project.

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

         Management had determined that a sale of the property was in the best interests of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, was signed with an anticipated sales price of $4,090,000. The agreement was subsequently canceled in 1997, and no additional agreements were signed and effective as of December 31, 1997.

         At December 31, 1997, substantial doubt exists as to whether RPILP-IV will continue as a going concern, due to cash flow difficulties, recurring losses and a partners deficiency.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


6.       INVESTMENT IN JOINT VENTURES (Cont.)

         A summary of the assets, liabilities, and partners' capital of the Joint Venture as of December 31, 1997 and 1996 and the results of its operations for the years ended December 31, 1997, 1996 and 1995 is as follows:


                             LAKEVIEW JOINT VENTURE
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


Assets                                               1997             1996
                                                 -----------      -----------

Property, net of accumulated depreciation        $ 2,359,318      $ 2,507,241
Other assets                                         192,873          311,430
                                                 -----------      -----------
Total Assets                                     $ 2,552,191      $ 2,818,671
                                                 ===========      ===========

Liabilities and Partners' (Deficiency)

Liabilities:
  Cash overdraft                                    $ 97,360          $ 2,373
  Mortgage payable                                 2,487,288        2,508,128
  Accounts payable and accrued expenses              229,389          221,736
  Accounts payable - affiliates                      123,894          165,995
  Other liabilities                                   39,270           54,736
                                                 -----------      -----------
Total liabilities                                  2,977,201        2,952,968
                                                 -----------      -----------

Partners' (Deficiency)                              (425,010)        (134,297)
                                                 -----------      -----------

Total Liabilities and Partners' (Deficiency)     $ 2,552,191      $ 2,818,671
                                                 ===========      ===========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


6.       INVESTMENT IN JOINT VENTURES (Cont.)


                             LAKEVIEW JOINT VENTURE
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                     1997            1996           1995
                                                  ----------      ---------      ----------
Income:
  Rental                                          $  630,559      $ 665,480      $  801,614
  Interest and other                                  60,010         41,898          25,335
                                                  ----------      ---------      ----------

  Total Income                                       690,569        707,378         826,949
                                                  ----------      ---------      ----------

Expenses:
  Property operations                                412,541        401,714         419,997
  Interest:
    Other                                            230,369        207,820         265,009
    Affiliates                                        19,374         19,005            -
  Depreciation and amortization                      174,907        129,462         185,592
  Administrative:
    Paid to others                                   101,483        132,603         129,152
    Paid to affiliates                                42,608         39,374          89,996
                                                  ----------      ---------      ----------

  Total Expenses                                     981,282        929,978       1,089,746
                                                  ----------      ---------      ----------

Loss from operations                              $ (290,713)     $(222,600)     $ (262,797)
                                                  ==========      =========      ==========

Allocation of net loss:
  The Partnership                                 $  (47,154)     $ (36,106)     $  (42,625)
  RPILP-IV                                          (243,559)      (186,494)       (220,172)
                                                  ----------      ---------      ----------

Total                                             $ (290,713)     $(222,600)     $ (262,797)
                                                  ==========      =========      ==========

         A reconciliation of the investments in Lakeview Joint Ventures:

                                                     1997            1996           1995
                                                  ----------      ---------      ----------

Investment in joint venture at beginning of year  $   18,479      $  54,585      $   97,210

Allocation of net loss                               (47,154)       (36,106)        (42,625)
                                                  ----------      ---------      ----------

Investment in joint venture at end of year        $  (28,675)     $  18,479      $   54,585
                                                  ==========      =========      ==========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)


7.       RELATED PARTY TRANSACTIONS:

         The Corporate general partner and its subsidiaries earned the following fees and commissions and were reimbursed for the following expenses as provided for in the partnership agreement for the years ended December 31, 1997, 1996 and 1995.


                                                                 1997           1996            1995
                                                               --------       --------        --------
Partnership management fee equal to 7% of net
cash flow (as defined in the Partnership
Agreement), 2% of which is subordinated to the
limited Partners receiving an annual cash return
equal to 7% of their adjusted capital
contributions.                                                 $    -         $ 15,900        $  3,268

Reimbursement for allocated administrative
costs of the corporate general partner, including
payroll, legal, rent, depreciation, printing,
computer processing, mailing, audit, travel,
communications, and partnership operations.                      86,197         79,374         122,196

Property management fees equal to 5% of the
gross monthly rental receipts of the properties
managed.                                                         80,758         80,736          84,143

Computer service charges based upon number
of apartment units                                                6,336          8,500           6,336

Loan placement fees, 1% of total mortgage
loan amount                                                      53,600            -               -
                                                               --------      ---------        --------
                                                               $226,891       $184,510        $215,943
                                                               ========      =========        ========


         Accounts receivable - affiliates, which are payable on demand, amounted to $57,902 and $53,906 at December 31, 1997 and 1996 respectively.

         Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the partnership's statement of operations.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (Continued)
8.       INCOME TAXES:

         No provision has been made for income taxes since the income or loss of the Partnership is to be included in the tax returns of the individual Partners.

         The reconciliation of net loss for the years ended December 31, 1997, 1996 and 1995, and as reported in the statement of operations, and as would be reported for tax return purposes is as follows:


                                                                1997               1996              1995
                                                            ----------          ----------        -----------
Net loss -
  Statement of operations                                   $ (674,316)         $ (222,082)       $ (770,855)

Add to (deduct from):
  Difference in depreciation                                      (212)             27,146              (244)
  Other nondeductible expenses                                  18,489              73,185            56,117
  Tax basis adjustment - Joint Ventures                           (563)            (14,735)            7,683
                                                            ----------         -----------       -----------

Net loss - tax return purposes                              $ (656,602)         $ (136,486)       $ (707,299)
                                                            ==========         ===========       ===========

         The reconciliation of Partners' Capital at December 31, 1997, 1996 and
1995, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                                               1997                1996              1995
                                                            ----------          ----------        ----------
Partners' Capital - Balance Sheet                           $2,272,833          $3,197,149        $3,438,207

Add to (deduct from):
  Accumulated difference in depreciation                       (39,882)            (39,670)          (66,816)
  Syndication fees                                           1,179,381           1,179,381         1,179,381
  Other nondeductible expenses                                 268,885             250,396           177,211
  Tax basis adjustment - Joint Ventures                        (60,539)            (59,976)          (45,241)
                                                            ----------          ----------        ----------

Partners' Capital - tax return purposes                     $3,620,678          $4,527,280        $4,682,742
                                                            ==========          ==========        ==========


9.       SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

                                                               1997                1996              1995
                                                            ----------          ----------        -----------
Cash paid for interest                                      $  437,760          $  335,406        $  425,867
                                                            ==========          ==========        ===========


10.      RECLASSIFICATIONS:

         Certain reclassifications have been made to the 1995 and 1996 balances to conform with the classifications used in 1997.

SCHEDULE III

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997



                                                   Initial Cost to
                                                     Partnership                    Cost
                                            -----------------------------       Capitalized
                                                Land          Buildings         Subsequent
      Property                                  and              and                to
    Description           Encumbrances      Improvements     Improvements       Acquisition
    -----------           ------------      ------------     ------------       -----------
The Villa
  Greenville, SC          $ 2,642,493         $ 528,000       $ 3,059,008        $ 280,159


Player's Club North
  Lutz, FL                  2,703,147           218,000         2,851,851           15,938
                          -----------         ---------       -----------        ---------

                          $ 5,345,640         $ 746,000       $ 5,910,859        $ 296,097
                          ===========         =========       ===========        =========

Foxhunt Joint Vtr.
  Dayton, OH              $ 4,498,327         $ 387,500       $ 4,890,020        $ 148,151
                          ===========         =========       ===========        =========


Lakeview Joint Vtr.
   Milwaukee, WI          $ 2,487,288         $ 200,000       $ 3,785,880        $ 176,455
                          ===========         =========       ===========        =========



                                     Gross amounts at which
                                   Carried at Close of Period
                        -------------------------------------------------
                            Land          Buildings                             (3)(4)
      Property               and             and              (1)(2)         Accumulated        Date of        Date
    Description         Improvements     Improvements         Total          Depreciation     Construction   Acquired
    -----------         ------------     ------------      -----------      ------------      ------------   --------
The Villa
  Greenville, SC          $ 554,500       $ 3,168,641      $ 3,723,141      $    688,499         1971         06/91


Player's Club North
  Lutz, FL                  226,000         2,859,789        3,085,789           688,434         1986         06/91
                          ---------       -----------      -----------      ------------

                          $ 780,500       $ 6,028,430      $ 6,808,930      $  1,376,933
                          =========       ===========      ===========      ============

Foxhunt Joint Vtr.
  Dayton, OH              $ 387,500       $ 5,038,171      $ 5,425,671      $  2,767,401         1972         09/91
                          =========       ===========      ===========      ============


Lakeview Joint Vtr.
   Milwaukee, WI          $ 288,047       $ 3,874,288      $ 4,162,335      $  1,803,018         1971         09/92
                          =========       ===========      ===========      ============

SCHEDULE III
   (Continued)


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


(1) Cost for Federal income tax purposes is $6,808,930.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1997, 1996 and 1995 follows:

                                                                  Partnership Properties
                                                           1997            1996             1995
                                                       -----------     -----------      -----------
Balance at beginning of period                         $ 6,764,094     $ 6,727,594      $ 6,727,594
  Additions                                                188,862          36,500           -
  Dispositions                                            (144,026)           -              -
                                                       -----------     -----------      -----------
Balance at end of period                               $ 6,808,930     $ 6,764,094      $ 6,727,594
                                                       ===========     ===========      ===========


                                                                 Joint Venture Properties
                                                           1997            1996             1995
                                                       -----------     -----------      -----------

Balance at beginning of period                         $ 9,575,341     $ 9,440,469      $ 9,409,359
  Additions                                                 12,665         134,872           31,110
                                                       -----------     -----------      -----------
Balance at end of period                               $ 9,588,006     $ 9,575,341      $ 9,440,469
                                                       ===========     ===========      ===========


(3) A reconciliation of accumulated depreciation for the years ended
    December 31, 1997, 1996 and 1995 follows:

                                                                   Partnership Properties
                                                           1997            1996             1995
                                                       -----------     -----------      -----------

Balance at beginning of period                         $ 1,178,672     $   946,012      $   742,457
  Depreciation expense                                     237,150         232,660          203,555
  Dispositions                                             (38,889)           -                -
                                                       -----------     -----------      -----------
Balance at end of period                               $ 1,376,933     $ 1,178,672      $   946,012
                                                       ===========     ===========      ===========

                                                                 Joint Venture Properties
                                                           1997            1996             1995
                                                       -----------     -----------      -----------

Balance at beginning of period                         $ 4,181,524     $ 3,960,296      $ 3,588,032
  Depreciation expense                                     388,895         221,228          372,264
                                                       -----------     -----------      -----------
Balance at end of period                               $ 4,570,419     $ 4,181,524      $ 3,960,296
                                                       ===========     ===========      ===========

(4) Balance applies entirely to buildings. All properties are depreciated over 25 year lives.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B


         By: /s/ JOSEPH M. JAYSON                                   4/15/98
             -------------------------------                     ---------------
             JOSEPH M. JAYSON,                                         Date
             Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         By: /s/ JOSEPH M. JAYSON                                     4/15/98
             -------------------------------                     ---------------
             JOSEPH M. JAYSON, President                               Date
             Principal Executive Officer and Director


             /s/ MICHAEL J. COLMERAUER                               4/15/98
             -------------------------------------               ---------------
             MICHAEL J. COLMERAUER,                                    Date
             Secretary

         Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         The Form 10-K is sent to security holders. No other annual report is distributed. No proxy statement, form of proxy or other proxy soliciting material was sent to any of the registrant's security holders with respect to any annual or other meeting of security holders.