Form 10QSB
period 1998-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1998-05-20
CIK 822784

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
March 31, 1998                                                33-17579

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
             (Exact Name of Registrant as specified in its charter)


             Delaware                                   16-1309988
             --------                                   ----------
      (State of Formation)                  (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1998 the registrant had 78,625.10 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------

                                      INDEX
                                      -----




PART I:  FINANCIAL INFORMATION                                          PAGE NO.

         Balance Sheets -
                  March 31, 1998 and December 31, 1997                         3

         Statements of Operations -
                  Three Months Ended March 31, 1998 and 1997                   4

         Statements of Cash Flows -
                  Three Months Ended March 31, 1998 and 1997                   5

         Statements of Partners' (Deficit) Capital -
                  Three Months Ended March 31, 1998                            6

         Notes to Financial Statements                                    7 - 18


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION & RESULTS OF
         OPERATIONS                                                      19 - 21

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1998 and December 31, 1997
                      ------------------------------------
                                   (Unaudited)

                                                                         March 31,                December 31,
                                                                           1998                       1997
                                                                           ----                       ----
ASSETS
------
Property, at cost:
     Land                                                            $         780,500         $          780,500
     Buildings and improvements                                              6,028,430                  6,028,430
     Furniture, fixtures and equipment                                         255,652                    255,652
                                                                    ------------------         ------------------
                                                                             7,064,582                  7,064,582
     Less accumulated depreciation                                           1,676,100                  1,614,323
                                                                    ------------------         ------------------
          Property, net                                                      5,388,482                  5,450,259

Investments in real estate joint ventures                                      361,212                    389,598

Cash                                                                         1,242,182                  1,421,615
Escrow deposits                                                                361,352                    408,809
Accounts receivable - affiliate                                                      -                          -
Mortgage costs, net of accumulated amortization
     of $201,933 and $189,098, respectively                                    330,808                    333,780
Other assets                                                                    15,470                     14,430
                                                                    ------------------         ------------------
            Total Assets                                             $       7,699,506          $       8,018,491
                                                                    ==================         ==================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages payable                                              $        5,339,082          $       5,345,645
     Accounts payable and accrued expenses                                     242,555                    215,831
     Security deposits and prepaid rents                                       102,092                    141,659
                                                                    ------------------         ------------------
            Total Liabilities                                                5,683,729                  5,703,135
                                                                    ------------------         ------------------

Partners' (Deficit) Capital:
     General partners                                                         (131,694)                  (122,707)
     Limited partners                                                        2,147,472                  2,438,063
                                                                    ------------------         ------------------
           Total Partners' Capital                                           2,015,777                  2,315,356
                                                                    ------------------         ------------------

           Total Liabilities and Partners' Capital                  $        7,699,506         $        8,018,491
                                                                    ==================         ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)

                                                                         Three Months               Three Months
                                                                             Ended                      Ended
                                                                           March 31,                  March 31,
                                                                             1998                       1997
                                                                             ----                       ----
Income:
     Rental                                                         $          394,281         $          396,861
     Interest and other income                                                  17,142                     22,721
                                                                    ------------------         ------------------
     Total income                                                              411,423                    419,582
                                                                    ------------------         ------------------

Expenses:
     Property operations                                                       404,170                    210,506
     Interest                                                                  115,984                    104,814
     Depreciation and amortization                                              64,608                     72,956
     Administrative:
          Paid to affiliates                                                    41,463                     43,329
          Other                                                                 56,391                     57,027
                                                                    ------------------         ------------------
     Total expenses                                                            682,616                    488,632
                                                                    ------------------         ------------------

Loss before allocated loss from joint venture                                 (271,193)                   (69,050)

Allocated income (loss) from joint ventures                                    (28,386)                      7,471
                                                                    ------------------         ------------------

Net loss                                                            $         (299,579)        $          (61,579)
                                                                    ==================         ==================

Loss per limited partnership unit                                   $            (3.70)        $            (0.76)
                                                                    ==================         ==================

Distributions per limited partnership unit                          $                -         $                -
                                                                    ==================         ==================

Weighted average number of
     limited partnership units
     outstanding                                                              78,625.1                   78,625.1
                                                                    ==================         ==================


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)

                                                                       Three Months               Three Months
                                                                           Ended                      Ended
                                                                         March 31,                  March 31,
                                                                           1998                       1997
                                                                           ----                       ----
Cash flow from operating activities:
     Net loss                                                                 (299,579)                   (61,579)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                              64,749                     72,134
     Net income (loss) from joint ventures                                      28,386                      5,761
Changes in operating assets and liabilities:
     Other assets                                                               (1,040)                   (15,504)
     Accounts payable and accrued expenses                                      26,724                     55,971
     Security deposits and prepaid rent                                        (39,567)                    (2,144)
                                                                    ------------------         ------------------
Net cash (used in) provided by operating activities                           (220,327)                    54,639
                                                                    ------------------         ------------------

Cash flow from investing activities:
     Accounts receivable - affiliates                                                -                    (37,542)
      Escrow deposits                                                           47,457                          -
     Contributions to joint ventures, net of distributions                           -                          -
                                                                    ------------------         ------------------
Net cash (used in) investing activities                                         47,457                    (37,542)
                                                                    ------------------         ------------------

Cash flows from financing activities:
     Distributions to partners                                                       -                          -
     Mortgage acquisition costs                                                      -                          -
     Principal payments on mortgages                                            (6,563)                    (6,651)
                                                                    ------------------         ------------------
Net cash (used in) financing activities                                         (6,563)                    (6,651)
                                                                    ------------------         ------------------

(Decrease) increase in cash                                                   (179,433)                    10,446

Cash - beginning of period                                                   1,421,615                    641,724
                                                                    ------------------         ------------------

Cash - end of period                                                $        1,242,182         $          652,170
                                                                    ==================         ==================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                         $          115,984         $          108,550
                                                                    ==================         ==================


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                        Three Months Ended March 31, 1998
                        ---------------------------------
                                   (Unaudited)


                                                                General                       Limited Partners
                                                               Partners
                                                                Amount                 Units                   Amount
                                                                ------                 -----                   ------

Balance, January 1, 1998                                  $         (122,707)             78,625.1        $       2,438,063


Net loss                                                              (8,987)                    -                 (290,591)
                                                          ------------------       ---------------        -----------------

Balance, March 31, 1998                                   $         (131,694)             78,625.1        $       2,147,472
                                                          ==================       ===============        =================




                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


1.    GENERAL PARTNERS' DISCLOSURE
      ----------------------------

      In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-B, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1998 and 1997, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

      ---------------------------------------------------

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

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      Use of Estimates:
      -----------------
      The preparation of financial statements in conformity woth generally accepted accounting principals requires management to make estimtes and assumptions that affect the reported amounts of assets and liabilites and disclosure of contingent assets and liabilites at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Cash

      For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

      Property and Depreciation
      -------------------------

      Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets and totaled $273,671 and $269,181 for the years ended December 31, 1997 and 1996, respectively. The estimated useful lives of the Partnership's assets range from 5to 25 years. Expenditures for maintenance and reapirs are expensed as incurred, and major renewals and betterments are capitalized. The Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System are used to determine depreciation expense for tax purposes.

      ------------------------------------------------------

      Acquisition Fees
      ----------------

      Mortgage Costs:
      ---------------

      Mortgage costs incurred in obtaining property mortgage financing have been deferred and are being amortized over the terms of the respective mortgages.

      Acquisition fees are paid to the general partner as properties are specified, which generally occurs when a contract to purchase the property is entered into. Acquisition fees are allocated to specific properties when actual closing takes place. Acquisition fees paid for properties that ultimately are not acquired will be applied toward other properties that are acquired or reallocated to existing properties. There were no capitalized acquisition fees at March 31, 1998.

      Unconsolidated Joint Ventures
      -----------------------------

      The Partnership's investment in affiliated real estate joint ventures are accounted for on the equity method.

      Rental Income
      -------------

      Leases for residential properties have terms of one year or less. Rental income is recognized on the straight line method over the term of the lease.

      Rents Receivable
      ----------------

      Due to the nature of these accounts, residential rents receivable are fully reserved as of March 31, 1998.

      Income (Loss) per Limited Partnership Unit
      ------------------------------------------

      The income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period.

4.    ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
      ----------------------------------------------

      In June 1991 the Partnership acquired a 192 unit apartment complex (the Villa) located in Greenville, South Carolina for a purchase price of $3,100,000, which included $373,493 in acquisition fees.

      In June 1991 the Partnership acquired a 144 unit apartment complex (Players Club) located in Lutz, Florida for a purchase price of $3,007,000, which included $190,737 in acquisition fees.

      On September 27, 1991, the partnership entered into a joint venture agreement for the purpose of operating the Fox Hunt Apartments, located in Dayton, Ohio. See further Footnote 9 for further discussion related to the Fix Hunt Joint Venture.

      On September 30, 1992, the partnership entered in to a joint venture agreement for the purpose of operating the Lakeview Village Apartment complex, locatedin Milwaukee, Wisconsin. See Footnote 9 for further discussion related to the Lakeview Joint Vetnture.

      FAIR VALUE OF FINANCIAL INSTRUMENTS:
      ------------------------------------

      Statement of Financial Accounting Standards No. 107 requires disclosure about their value of certain finacial instruments. The fair value of cash, accounts receivable-affiliates, other assets, accounts payable and accured expenses, and security deposits and prepaid rents approximate the carrying value due to the short-term nature of these instruments.

      Management has estimated that the fair value of the mortgage payable on Players Club and The Villa approximate their carrying values as the mortgages were obtained 1997.

5.    MORTGAGES PAYABLE
      -----------------

      In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

      The Villa
      ---------

      The mortgage with a balance of $2,639,105 at March 31, 1998 provides for monthly principal and interest payments of $19,864 bearing interest at 8.30%. The note matures June 2027. The mortgage is secured by the assets of The Villa Apartment Complex.

      Players Club
      ------------

      A mortgage with a balance of $2,699,977 as of March 31, 1998. It provides for monthly principal and interest payments of $20,824 bearing interest at 8.48%. The note will mature June 2027. The mortgage is secured by assets of Player's Club Apartment Complex.

      The aggregate maturities of mortgages payable for each of the next five years are as follows:

                  Year                        Amount
                  ----                        ------
                  1998                       $26,519
                  1999                        36,455
                  2000                        39,686
                  2001                        43,213
                  2002                        47,039
                  Thereafter               5,146,170
                                           ---------
                           Total           5,339,082


6.    RELATED PARTY TRANSACTIONS

      Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $20,091 and $20,753 for the three months ended March 31, 1998 and 1997, respectively.

      According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the three months ended March 31, 1998 or 1997.

      Pursuant to the terms of the Partnership agreement, the corporate general partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership and acquisition of properties. These charges are for the Partnership's allocated share of such costs and expenses as payroll, travel, communication costs related to partnership accounting, partner communication and relations, and acquisition of properties. Partnership accounting, partner, marketing and acquisition expenses are allocated based on total assets, number of partners and number of units, respectively. These costs amounted to $19,504 at March 31, 1998 and 1997.

      Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $1,500 and $1,584 for the three months ended March 31, 1998 and 1997.

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

      The reconciliation of net loss for the three months ended March 31, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:

                                      March 31,    March 31,
                                        1998         1997
                                        ----         ----

Net loss - statement of operations   $(299,554)   $( 61,579)

Add to (deduct from):
      Difference in depreciation         8,348        6,787
     Tax basis adjustments -
     Joint Ventures                    (17,973)      (3,684)
     Other non-deductible expenses      18,296
                                     ---------    ---------

Net loss - tax return purposes       $ 309,179    $( 40,180)
                                     =========    =========


The reconciliation of Partners' Capital as of March 31, 1998 and December 31, 1997 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                             March 31,  December  31,
                                                1998          1997
                                                ----          ----

Partners' Capital - balance sheet           2,015,777    $ 2,315,356

Add to (deduct from):
     Accumulated difference in
     depreciation                             (41,231)       (39,882)
     Tax basis adjustment -
     Joint Ventures                           (81,633)       (60,539)
     Syndication fees                       1,179,381      1,179,381
     Other non-deductible expenses            284,667        268,885
                                          -----------    -----------
Partners' Capital - tax return purposes   $ 3,356,961    $ 2,483,820
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

      A summary of the assets, liabilities and partner's capital of the joint venture as of March 31, 1998 and December 31, 1997 and the results of its operations for the three months ended March 31, 1998 and 1997 is as follows:

      A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                                   1998
                                                                   ----

      Investment in joint venture, January 1                    $ 375,900
      Allocation of net (loss)                                     (8,607)
                                                               ----------

      Investment in joint venture, March 31                     $ 367,293
                                                               ==========

      On September 30, 1992 the Partnership entered into a joint venture agreement with Realmark Property Investors Limited Partnership IV (RPILP
      IV) for the purpose of operating the Lakeview Apartment complex located in Milwaukee, Wisconsin and owned by RPILP IV. Under the terms of the agreement, the Partnership contributed $175,414 while RPILP IV contributed the property net of the outstanding mortgage. The partnership has all the rights and responsibilities of a General Partner inthe project.

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

      A summary of the assets, liabilities and partners' capital of the joint venture as of March 31, 1998 and December 31, 1997 and the results of its operations for the three months ended March 31, 1998 and 1997 is as follows:

      A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                                   1998
                                                                   ----

      Investment in joint venture, January 1                     $(28,675)
      Allocation of net loss                                      (19,779)
                                                               ----------

     Investment in joint venture, March 31                      $ (48,454)
                                                               ==========

                             FOX HUNT JOINT VENTURE
                             ----------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1998 and December 31, 1997
                      ------------------------------------

                                                                            March 31,          December 31,
                                                                               1998                1997
                                                                               ----                ----
ASSETS
------
    Cash and cash equivalents                                             $      503,010     $       548,089
    Propery, net of accumulated depreciation                                   2,585,463           2,658,269
    Accounts receivable - affiliates                                                   -              34,007
    Mortgage costs                                                               243,443             245,542
    Other assets                                                                 504,604             371,277
                                                                         ---------------     ---------------

                 Total Assets                                             $    3,836,520      $    3,857,184
                                                                         ===============     ===============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgage payable                                                     $    4,490,523      $    4,498,327
     Accounts payable and accrued expenses                                       328,179             232,968
     Other liabilities                                                            21,658              54,882
                                                                         ---------------     ---------------
                 Total Liabilities                                             4,840,360           4,786,177
                                                                         ---------------     ---------------

Partners' Capital                                                             (1,003,840)           (928,993)
                                                                         ---------------     ---------------

                Total Liabilities and Partners' Capital                   $    3,836,520      $    3,857,184
                                                                         ===============     ===============


                                      -15-

                             FOX HUNT JOINT VENTURE
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------

                                                                           Three Months        Three Months
                                                                              Ended               Ended
                                                                            March 31,           March 31,
                                                                               1998                1997
                                                                               ----                ----
Income:
     Rental                                                              $       339,183     $       353,622
     Interest and other income                                                    21,559              11,067
                                                                         ---------------     ---------------
     Total income                                                                360,742             364,689
                                                                         ---------------     ---------------

Expenses:
     Property operations                                                         208,416             113,312
     Depreciation and amortization                                                74,905               2,099
     Interest                                                                    101,365             101,778
     Administrative                                                               50,901              61,723
                                                                         ---------------     ---------------
     Total expenses                                                              435,587             278,912
                                                                         ---------------     ---------------

Net income (loss)                                                        $       (74,845)    $        85,777
                                                                         ===============     ===============

Allocation of net income
(loss):

     The Partnership                                                     $        (8,607)    $         9,864
     Other Joint Venturer (RPILP II)                                             (66,238)             75,913
                                                                         ---------------     ---------------

                                                                         $       (74,845)    $        85,777
                                                                         ===============     ===============



                             LAKEVIEW JOINT VENTURE
                             ----------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1998 and December 31, 1997
                      ------------------------------------

                                                                            March 31,          December 31,
                                                                               1998                1997
                                                                               ----                ----
ASSETS
------
    Propery, net of accumulated depreciation                             $     2,319,107     $     2,359,318
    Other assets                                                                 212,798             192,873
                                                                         ---------------     ---------------

                 Total Assets                                            $     2,531,905     $     2,552,191
                                                                         ===============     ===============

LIABILITIES AND PARTNERS' (DEFICIENCY)
-------------------------------------

Liabilities:
     Cash overdraft                                                      $        30,944     $        97,360
     Mortgage payable                                                          2,481,042           2,487,288
     Accounts payable  and accrued expenses                                      237,124             229,389
     Accounts payable - affiliates                                               280,729             123,894
     Other liabilities                                                            48,313              39,270
                                                                         ---------------     ---------------
                 Total Liabilities                                             3,078,152           2,977,201
                                                                         ---------------     ---------------
Partners' (Deficiency)
                                                                                (546,247)           (425,010)
                                                                         ---------------     ---------------

                Total Liabilities and Partners' (Deficiency)             $     2,531,905     $     2,552,191
                                                                         ===============     ===============

                             LAKEVIEW JOINT VENTURE
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------

                                                                           Three Months        Three Months
                                                                              Ended               Ended
                                                                            March 31,           March 31,
                                                                               1998                1997
                                                                               ----                ----
Income:
     Rental                                                              $        81,081     $       187,098
     Interest and other income                                                     3,744              12,259
                                                                         ---------------     ---------------
     Total income                                                                 84,825             199,357
                                                                         ---------------     ---------------
Expenses:
     Property operations                                                          82,732              91,523
     Depreciation and amortization                                                43,743               3,487
     Interest                                                                     51,544              73,397
     Administrative                                                               28,746              45,705
                                                                         ---------------     ---------------
     Total expenses                                                              206,765             214,112
                                                                         ---------------     ---------------

Net loss                                                                 $      (121,940)    $       (14,755)
                                                                         ===============     ===============
Allocation of net loss:

     The Partnership                                                     $       (19,779)    $        (2,393)
     Other Joint Venturer
                                                                                (102,161)            (12,362)
                                                                         ---------------     ---------------

                                                                         $      (121,940)    $       (14,755)
                                                                         ===============     ===============

PART II  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
         -------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. The Partnership did have negative cash flow from operations during the first quarter of 1998, primarily due to its increased property operating expenses. No distributions to partners were made in either the first three months of 1998. The General Partner does anticipate making a distribution during 1998, most likely during the next quarter.



Result of Operations:
---------------------

For the three month period ended March 31, 1998, the Partnership generated a net loss of $299,554 or 3.70 per limited partnership unit. The loss for the same period in 1997 was $61,579 or $0.76 per limited partnership unit.

On a tax basis, the Partnership loss totaled (309,179) or (3.81) per limited partnership unit for the three month period ended March 31, 1998 as compared to the tax loss for the three month period ended March 31, 1997 which was $40,180 or $0.50 per limited partnership unit.

Total revenue for the three month period ended March 31, 1998 decreased $8,159 from the corresponding period in 1997. The decrease is the result of a $2,580 reduction in rental income. Approximately 40% of the decrease can be attributed to a decline in occupancy at Villa's. Management continues to focus on efforts to decrease delinquencies by tightening credit and collection procedures. The properties are both located in what continues to be economically favorable areas for rental properties, so rental income is expected to increase in the future. Major improvements have been made at both properties, increase occupancy is anticipated in the future.

--------------------------------

Partnership expenses totaled $404,170 for the three month period ended March 31, 1998. This is an increase of approximately $193,604 from the same period in 1997 the largest portion of which can be attributed to an increase in contracted service expenses. Slight increases in payroll and related expenses and repairs and maintenance expenses were also seen during the first quarter of 1998 as compared to the same period during 1997. Interest expense and depreciation and amortization expense remained fairly constant between the two quarters, whereas administrative expenses remained fairly constant Management continues to try to lower expenses by focusing on tenant retention and attempting to do more of the repair and maintenance work in-house as opposed to hiring outside contractors.

For the three month period ended March 31, 1998, the Foxhunt Joint Venture generated net loss of $74,845 compared to a gain of $85,777 for the three month period ended March 31, 1997. Of the total income, $8,607 was allocated to the Partnership for the three month period ended March 31, 1998; $9,864 of the gain was allocated to the Partnership for the same period in 1997.

The Lakeview Joint Venture had a net loss of $(121,940) for the three month period ended March 31, 1998 as compared to a loss of $14,755 for the three month period ended March 31, 1997. The Partnership was allocated $(19,754) of the loss for three month period ended March 31, 1998 and $2,393 for the same period in 1997. Management continues its efforts to decrease operating expenses related to this property in hopes of seeing signs of an economic improvement in this region.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP VI-B



By:      /s/ Joseph M. Jayson                          May 20, 1998
         -----------------------------              -------------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                          May 20, 1998
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         President and Director



         /s/ Michael J. Colmerauer                     May 20, 1998
         ------------------------------              ------------------------
         Michael J. Colmerauer                                Date
         Secretary