Form 10-Q
period 1998-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1998-08-13
CIK 822784

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                            Commission File Number
June 30, 1998                                           33-17579

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
             (Exact Name of Registrant as specified in its charter)


        Delaware                                    16-1309988
(State of Formation)                      (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1998 the registrant had 78,625.10 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------

                                      INDEX
                                      -----

                                                                             PAGE NO.
                                                                             --------
PART I:  FINANCIAL INFORMATION
------   ---------------------

                  Balance Sheets -
                           June 30, 1998 and December 31, 1997                  3

                  Statements of Operations -
                           Three Months Ended June 30, 1998 and 1997            4

                  Statements of Operations -
                           Six Months Ended June 30, 1998 and 1997              5

                  Statements of Cash Flows -
                           Six Months Ended June 30, 1998 and 1997              6

                  Statements of Partners' (Deficit) Capital -
                           Six Months Ended June 30, 1998 and 1997              7
                  Notes to Financial Statements                            8 - 23


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
-------  -------------------------------------
         FINANCIAL CONDITION & RESULTS OF OPERATIONS                      24 - 26
         -------------------------------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1998 and December 31, 1997
                       -----------------------------------
                                   (Unaudited)

                                                                          June 30                 December 31,
                                                                           1998                       1997
                                                                           ----                       ----
ASSETS
------

Property, at cost:
     Land                                                                    $ 780,500                  $ 780,500
     Buildings and improvements                                              6,028,430                  6,028,430
     Furniture, fixtures and equipment                                         255,652                    255,652
                                                                     ------------------         ------------------
                                                                             7,064,582                  7,064,582
     Less accumulated depreciation                                           1,737,878                  1,614,323
                                                                     ------------------         ------------------
          Property, net                                                      5,326,704                  5,450,259

Investments in real estate joint ventures                                      293,546                    347,225

Cash                                                                         1,082,446                  1,422,361
Escrow deposits                                                                429,854                    408,808
Accounts receivable - affiliate                                                 41,726                     57,902
Mortgage costs, net of accumulated amortization
     of $46,835 and $5,925 respectively                                        327,977                    333,780
Other assets                                                                    29,557                     14,424
                                                                     ------------------         ------------------

            Total Assets                                                   $ 7,531,810                $ 8,034,759
                                                                     ==================         ==================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages payable                                                     $ 5,330,951                $ 5,345,640
     Accounts payable and accrued expenses                                     359,988                    274,627
     Security deposits and prepaid rents                                        89,781                    141,659
                                                                     ------------------         ------------------
            Total Liabilities                                                5,780,720                  5,761,926
                                                                     ------------------         ------------------

Partners' (Deficit) Capital:
     General partners                                                         (131,994)                  (116,342)
     Limited partners                                                        1,883,085                  2,389,175
                                                                     ------------------         ------------------
           Total Partners' Capital                                           1,751,090                  2,272,833
                                                                     ------------------         ------------------

           Total Liabilities and Partners' Capital                         $ 7,531,810                $ 8,034,759
                                                                     ==================         ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                    Three Months Ended June 30, 1998 and 1997
                    -----------------------------------------
                                   (Unaudited)

                                                                        Three Months               Three Months
                                                                            Ended                      Ended
                                                                          June 30,                   June 30,
                                                                            1998                       1997
                                                                            ----                       ----
Income:
     Rental                                                               $ 352,906                  $ 388,059
     Interest and other income                                               21,694                     49,139
                                                                                             ------------------
                                                                       -------------
     Total income                                                           374,600                    437,198
                                                                       -------------         ------------------

Expenses:
     Property operations                                                    307,059                    281,505
     Interest                                                               113,552                     55,196
     Depreciation and amortization                                           64,608                    144,844
     Administrative:
          Paid to affiliates                                                 41,867                     43,356
          Other                                                              61,527                     63,942
                                                                       -------------         ------------------
     Total expenses                                                         588,613                    588,843
                                                                       -------------         ------------------

Loss before allocated loss from joint venture                              (214,013)                  (151,645)

Allocated income (loss) from joint ventures                                 (25,293)                     6,526
                                                                       -------------         ------------------

Net loss                                                                 $ (239,306)                $ (145,119)
                                                                       =============         ==================

Loss per limited partnership unit                                        $    (2.95)                $    (1.79)
                                                                       =============         ==================

Distributions per limited partnership unit                               $        -                 $     3.08
                                                                       =============         ==================

Weighted average number of
     limited partnership units
     outstanding                                                           78,625.1                   78,625.1
                                                                       =============         ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                        Six Months                   Six Months
                                                                           Ended                       Ended
                                                                          June 30                     June 30
                                                                           1998                         1997
                                                                           ----                         ----
Income:
     Rental                                                                  $ 764,329                  $ 784,920
     Interest and other income                                                  38,836                     71,860
                                                                                                ------------------
                                                                     ------------------
     Total income                                                              803,165                    856,780
                                                                     ------------------         ------------------

Expenses:
     Property operations                                                       711,229                    492,011
     Interest                                                                  229,536                    160,010
     Depreciation and amortization                                             129,216                    217,800
     Administrative:
          Paid to affiliates                                                    83,330                     86,685
          Other                                                                117,918                    120,969
                                                                     ------------------         ------------------
     Total expenses                                                          1,271,229                  1,077,475
                                                                     ------------------         ------------------

Loss before allocated (loss) income from joint venture                        (468,064)                  (220,695)

Allocated (loss) income from joint ventures                                    (53,679)                    13,997
                                                                     ------------------         ------------------

Net loss                                                                    $ (521,743)                $ (206,698)
                                                                     ==================         ==================

Loss per limited partnership unit                                           $    (6.44)                $    (2.55)
                                                                     ==================         ==================

Distributions per limited partnership unit                                  $        -                 $     3.08
                                                                     ==================         ==================

Weighted average number of
     limited partnership units
     outstanding                                                              78,625.1                   78,625.1
                                                                     ==================         ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                        Six Months                 Six Months
                                                                           Ended                      Ended
                                                                         June 30,                   June 30,
                                                                           1998                       1997
                                                                           ----                       ----
Cash flow from operating activities:
     Net loss                                                           $ (521,743)                $ (206,698)

Adjustments to reconcile net loss to net cash
    (used in) operating activities:
     Depreciation and amortization                                         129,216                    217,800
     Net loss (income) from joint ventures                                  53,679                    (13,997)
Changes in operating assets and liabilities:
     Escrow deposits                                                       (21,046)                  (405,126)
     Other assets                                                          (15,133)                    95,855
     Accounts payable and accrued expenses                                  85,361                    (88,517)
     Security deposits and prepaid rent                                    (51,878)                   (14,410)
                                                                    ---------------         ------------------
Net cash (used in) operating activities                                   (341,544)                  (415,093)
                                                                    ---------------         ------------------

Cash flow from investing activities:
     Accounts receivable - affiliates                                       16,176                    (81,913)
                                                                    ---------------         ------------------
Net cash provided by (used in) investing activities                         16,176                    (81,913)
                                                                    ---------------         ------------------

Cash flows from financing activities:
     Mortgage acquisition costs                                                142                   (166,845)
     Principal payments on mortgages                                       (14,689)                   (15,266)
     Net proceeds from mortgage refinancing                                      -                    667,357
     Distributions to partners                                                   -                   (250,000)
                                                                    ---------------         ------------------
Net cash (used in) provided by financing activities                        (14,547)                   235,246
                                                                    ---------------         ------------------

Decrease in cash                                                          (339,915)                  (261,760)

Cash - beginning of period                                               1,422,361                  1,508,588
                                                                    ---------------         ------------------

Cash - end of period                                                   $ 1,082,446                $ 1,246,828
                                                                    ===============         ==================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                              $ 232,431                  $ 167,917
                                                                    ===============         ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)


                                                                General
                                                               Partners                       Limited Partners
                                                                Amount                 Units                   Amount
                                                                ------                 -----                   ------

Balance, January 1, 1997                                         $ (88,613)              78,625.1            $ 3,285,762

Distributions to partners                                           (7,500)                     -               (242,500)

Net loss                                                            (6,201)                     -               (200,497)
                                                           ----------------      ----------------       -----------------

Balance, June 30, 1997                                          $ (102,314)              78,625.1            $ 2,842,765
                                                           ================      ================       =================



Balance, January 1, 1998                                        $ (116,342)              78,625.1            $ 2,389,175

Net loss                                                           (15,652)                     -               (506,090)
                                                           ----------------      ----------------       -----------------

Balance, June 30, 1998                                          $ (131,994)              78,625.1            $ 1,883,085
                                                           ================      ================       =================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)


1.   GENERAL PARTNERS' DISCLOSURE
     ----------------------------

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-B, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1998 and 1997, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     Use of Estimates
     ----------------

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

     ------------------------------------------------------

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

     Mortgage Costs
     --------------

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

     Rents Receivable
     ----------------

     Due to the nature of these accounts, residential rents receivable are fully reserved as of June 30, 1998 and 1997.

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


5.   MORTGAGES PAYABLE
     -----------------

     In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

     The Villa
     ---------

     A mortgage with a balance of $2,635,392 and $2,650,000 at June 30, 1998 and 1997, respectively, providing for monthly principal and interest payments of $19,864, bearing interest at 8.30%. The note matures June 2027. The mortgage is secured by the assets of The Villa Apartment complex.

     Players Club
     ------------

     A mortgage with a balance of $2,695,946 at June 30, 1998, providing for principal and interest payments of $20,824, bearing interest at 8.48%. The note matures June 2027. The mortgage is secured by the assets of Players Club Apartment complex.

     A mortgage with a balance of $2,360,000 at June 30, 1997, providing for monthly principal and interest payments of $18,297, bearing interest at 8.59%. The note was to mature June 2027, but was re-sized into the note described above.

     -----------------------------

     The aggregate maturities of mortgages payable for each of the next five years are as follows:

                  Year                              Amount
                  ----                              ------

                  1998                      $        33,077
                  1999                               36,455
                  2000                               39,686
                  2001                               43,213
                  2002                               47,039
                  Thereafter                      5,146,170
                                              -------------

                  TOTAL                        $  5,345,640
                                              =============


6.   RELATED PARTY TRANSACTIONS
     --------------------------

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $40,182 and $42,542 for the six months ended June 30, 1998 and 1997, respectively.

     According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the six months ended June 30, 1998 or 1997.

     --------------------------------------

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

     Accounts receivable - affiliates amounted to $41,726 and $81,913 at June 30, 1998 and 1997 respectively. This balance is in the process of being reimbursed.

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $3,168 for the six months ended June 30, 1998 and 1997.

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

     -----------------------

     The reconciliation of net loss for the six months ended June 30, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:


                                                    June 30,           June 30,
                                                      1998              1997
                                                      ----              ----

     Net loss - statement of operations           $  (521,743)      $  (206,698)

     Add to (deduct from):
          Difference in depreciation                      100            13,574
          Tax basis adjustments -
          Joint Ventures                                 (250)           (7,368)
          Other non-deductible expenses                 9,000            36,600
                                                 ------------     -------------

     Net loss - tax return purposes                $( 512,893)     $   (163,892)
                                                 ============     =============

     The reconciliation of Partners' Capital as of June 30, 1998 and December 31, 1997 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                    June 30,       December 31,
                                                      1998            1997
                                                      ----            ----

     Partners' Capital - balance sheet            $  1,751,090     $  2,272,833

     Add to (deduct from):
          Accumulated difference in
          depreciation                                 (39,782)         (39,882)
          Tax basis adjustment -
          Joint Ventures                               (60,789)         (60,539)
          Syndication fees                           1,179,381        1,179,381
          Other non-deductible expenses                277,885          268,885
                                                 -------------    -------------

     Partners' Capital - tax return purposes       $ 3,107,785      $ 3,620,678
                                                 =============    =============

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

     A summary of the assets, liabilities and partner's capital of the joint venture as of June 30, 1998 and December 31, 1997 and the results of its operations for the six months ended June 30, 1998 and 1997 is as follows:

                             FOX HUNT JOINT VENTURE
                             ----------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1998 and December 31, 1997
                       -----------------------------------

                                                                             June 30           December 31
                                                                               1998                1997
                                                                               ----                ----
ASSETS
------

    Cash and cash equivalents                                                  $ 591,331           $ 548,089
    Property, net of accumulated depreciation                                  2,512,657           2,658,269
    Accounts receivable - affiliates                                                   -              34,007
    Mortgage costs                                                               241,345             245,542
    Other assets                                                                 389,980             371,277
                                                                          ---------------     ---------------

                 Total Assets                                                $ 3,735,313         $ 3,857,184
                                                                          ===============     ===============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgage payable                                                        $ 4,482,579         $ 4,498,327
     Accounts payable  and accrued expenses                                      228,969             232,968
     Accounts payable - affiliates                                                14,958                   -
     Other liabilities                                                           114,991              54,882
                                                                          ---------------     ---------------
                 Total Liabilities                                             4,841,497           4,786,177
                                                                          ---------------     ---------------

Partners' Capital                                                             (1,106,184)           (928,993)
                                                                          ---------------     ---------------

                Total Liabilities and Partners' Capital                      $ 3,735,313         $ 3,857,184
                                                                          ===============     ===============


                             FOX HUNT JOINT VENTURE
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------

                                                                            Six Months          Six Months
                                                                              Ended               Ended
                                                                             June 30,            June 30,
                                                                               1998                1997
                                                                               ----                ----
Income:
     Rental                                                                    $ 679,086           $ 682,362
     Interest and other income                                                    57,921              46,035
                                                                          ---------------     ---------------
     Total income                                                                737,007             728,397
                                                                          ---------------     ---------------

Expenses:
     Property operations                                                         426,001             247,642
     Depreciation and amortization                                               149,809               4,197
     Interest                                                                    206,279             203,391
     Administrative                                                              132,109             119,266
                                                                          ---------------     ---------------
     Total expenses                                                              914,198             574,496
                                                                          ---------------     ---------------

Net income (loss)                                                             $ (177,191)          $ 153,901
                                                                          ===============     ===============



Allocation of net income (loss):

     The Partnership                                                           $ (20,377)           $ 17,699
     Other Joint Venturer (RPILP II)                                            (156,814)            136,202
                                                                          ---------------     ---------------

                                                                              $ (177,191)          $ 153,901
                                                                          ===============     ===============

     ----------------------------------------

     A reconciliation of the Partnership's investment in the joint venture is as follows:


                                                       1998              1997
                                                       ----              ----

     Investment in joint venture, January 1        $   375,900        $  371,119
     Allocation of net (loss) income                   (20,377)           17,699
                                                   -----------        ----------

     Investment in joint venture, June 30          $   355,523        $  388,818
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

     A summary of the assets, liabilities and partners' capital of the joint venture as of June 30, 1998 and December 31, 1997 and the results of its operations for the six months ended June 30, 1998 and 1997 is as follows:

                             LAKEVIEW JOINT VENTURE
                             ----------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1998 and December 31, 1997
                       -----------------------------------

                                                                             June 30,          December 31,
                                                                               1998                1997
                                                                               ----                ----
ASSETS
------

    Property, net of accumulated depreciation                                $ 2,292,300         $ 2,359,318
    Other assets                                                                 325,030             192,873
                                                                          ---------------     ---------------

                 Total Assets                                                $ 2,617,330         $ 2,552,191
                                                                          ===============     ===============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Cash overdraft                                                            $ 163,124            $ 97,360
     Mortgage payable                                                          2,486,604           2,487,288
     Accounts payable  and accrued expenses                                      164,246             229,389
     Accounts payable - affiliates                                               281,140             123,894
     Other liabilities                                                           152,538              39,270
                                                                          ---------------     ---------------
                 Total Liabilities                                             3,247,652           2,977,201
                                                                          ---------------     ---------------

Partners' (Deficit)                                                             (630,322)           (425,010)
                                                                          ---------------     ---------------

                Total Liabilities and Partners' (Deficit) Capital            $ 2,617,330         $ 2,552,191
                                                                          ===============     ===============

                             LAKEVIEW JOINT VENTURE
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------

                                                                            Six Months          Six Months
                                                                              Ended               Ended
                                                                             June 30,            June 30,
                                                                               1998                1997
                                                                               ----                ----
Income:
     Rental                                                                    $ 142,122           $ 361,977
     Interest and other income                                                     6,131              22,882
                                                                          ---------------     ---------------
     Total income                                                                148,253             384,859
                                                                          ---------------     ---------------

Expenses:
     Property operations                                                         165,244             188,258
     Depreciation and amortization                                                72,906               6,974
     Interest                                                                     85,509             133,326
     Administrative                                                               29,906              79,120
                                                                          ---------------     ---------------
     Total expenses                                                              353,565             407,678
                                                                          ---------------     ---------------

Net loss                                                                      $ (205,312)          $ (22,819)
                                                                          ===============     ===============



Allocation of net loss:

     The Partnership                                                           $ (33,302)           $ (3,701)
     Other Joint Venturer                                                       (172,010)            (19,118)
                                                                          ---------------     ---------------

                                                                              $ (205,312)          $ (22,819)
                                                                          ===============     ===============

                                      -22-

     ----------------------------------------

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                     1998              1997
                                                     ----              ----

     Investment in joint venture, January 1       $  (28,675)      $    18,479
     Allocation of net loss                          (33,302)           (3,701)
                                                  -----------      ------------

     Investment in joint venture, June 30         $  (61,977)      $     14,778
                                                  ===========      ============



9.   SUBSEQUENT EVENTS
     -----------------

     In July 1998, the mortgage on the Foxhunt Apartments was successfully refinanced and the old mortgage was paid off in full. No significant gain or loss on the refinancing occurred.

     The new loan has a principal balance of $6,000,000 and a two year term in which interest only payments are to be made at a rate equivalent to 350 basis points over the thirty-day LIBOR rate. The loan may at any time during the two years be converted to a thirty year fixed mortgage.

PART II MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS.
        ----------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain sufficient cash balances to enable it to provide for future capital improvements. Management has plans to replace all worn carpets and old appliances at both Players Club and The Villa Apartments. Other capital improvements and/or physical improvements planned include both interior and exterior painting and completion of roof repairs at The Villa Apartments. During the quarter ended June 30, 1998, new siding was installed at The Villas and the parking area was sealed and re-striped at Players Club. Management continues to stress to its on-site employees the importance of physical appearance as a means of attracting new tenants.

No distribution was made during the six months ended June 30, 1998; a distribution of $3.08 per limited partnership unit was made during the quarter ended June 30, 1997. The General Partner does hope to make additional distributions during either the last six months of 1998 or early in 1999.

Management has been concentrating heavily on increasing occupancies and at the same time controlling expenses. Occupancy at The Villa Apartments has declined severely during the first six months of 1998 to a low of 70%. The General Partner feels that the Partnership will see improvements in the next several months of 1998 due to the improvements being made to the property and new, more experienced and aggressive on-site staff (both managers and maintenance supervisors).

During 1998, Lakeview Apartments located in Milwaukee, Wisconsin was put into receivership by the lender. This was done as a result of the Partnership's failure to make regular principal and interest payments on its mortgage. Due to the poor financial condition of this property and the extremely low occupancy, management is putting all of its efforts into selling the property.

The General Partners successfully refinanced the mortgage on Foxhunt Apartments in July 1998. The new mortgage calls for interest only payments for two years, so management feels the additional cash flow from not making principal payments will help the Partnership complete the needed capital improvements at the properties.

Result of Operations
--------------------

For the quarter ended June 30, 1998, the Partnership's net loss was $239,306 or $2.95 per limited partnership unit. Net loss for the quarter ended June 30, 1997 amounted to $145,119 or $1.79 per unit. For the six month period ended June 30, 1998, the net loss was $521,743 or $6.44 per limited partnership unit as compared to $206,698 or $2.55 per limited partnership unit for the six month period ended June 30, 1997.

Partnership revenue for the quarter ended June 30, 1998 totaled $374,600, a decrease of just under $62,600 from the 1997 amount of $437,198. Total rental revenue during this quarter dropped just over $35,000, with the majority of the decrease being attributed to increased concessions offered at The Villas in order to increase falling economic occupancy. For the first six months of 1998, rental revenue dropped by almost $21,000; other income decreased by over $33,000 mostly due to decreased laundry income from Players Club due to several of the machines at the property being out of service (note: these machines have now either been repaired or replaced).

For the quarter ended June 30, 1998, Partnership expenses amounted to $588,613 which is virtually unchanged from those incurred in the same quarter in 1997. For the six month period ended June 30, 1998, Partnership expenses amounted to $1,271,229 which is an increase of almost $194,000, a considerable increase as compared to the same period in 1997 when expenses totaled $1,077,475. The most notable increase was found in property operations expenditures. Such expenses increased due to the amount of maintenance work being done at the properties to improve their appearance as a means of attracting new tenants. There was also a corresponding increase in payroll and related expenses due to much of the work being performed by on-site personnel. Administrative expenses remained fairly consistent between the two six month periods with only a small decrease of $6,400 being recorded.

For the six month period ended June 30, 1998, the Foxhunt Joint Venture had a loss of $177,191 as compared to income of $153,901 for the same period in 1997. This property suffered from lower occupancies and difficulty in collections during the six month period ended June 30, 1997, but management expects the property to show improvement during the remainder of 1998. The Partnership was allocated $20,377 of the total net loss for the six month period ended June 30, 1998.
                                      -25-

-----------------------------------

The Lakeview Joint Venture incurred a net loss of $205,312 for the six month period ended June 30, 1998. For the six month period ended June 30, 1996, this joint venture generated a net loss of $22,819. The Partnership was allocated $33,302 and $3,701 of the loss for the six month periods ended June 30, 1998 and 1997, respectively.

On a tax basis, the Partnership loss totaled $512,893 or $6.33 per limited partnership unit for the six month period ended June 30, 1998 as compared to the tax loss for the six month period ended June 30, 1997 which was $163,892 or $2.02 per limited partnership unit.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP VI-B


         /s/ Joseph M. Jayson                               8/13/98
By:      ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                               8/13/98
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         President and Director



         /s/ Michael J. Colmerauer                          8/13/98
         ------------------------------              ------------------------
         Michael J. Colmerauer                                Date
         Secretary