Form 10-Q
period 1998-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1998-11-16
CIK 822784

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
September 30, 1998                                          33-17579

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
             (Exact Name of Registrant as specified in its charter)


      Delaware                                          16-1309988
(State of Formation)                        (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____
                                             ---
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1998 the registrant had 78,625.10 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------

                                      INDEX
                                      -----

                                                                          PAGE NO.
                                                                          --------
PART I:  FINANCIAL INFORMATION
------   ---------------------

         Balance Sheets -
                  September 30, 1998 and December 31, 1997                   3

         Statements of Operations -
                  Three Months Ended September 30, 1998 and 1997             4

         Statements of Operations -
                  Nine Months Ended September 30, 1998 and 1997              5

         Statements of Cash Flows -
                  Nine Months Ended September 30, 1998 and 1997              6

         Statements of Partners' (Deficit) Capital -
                  Nine Months Ended September 30, 1998 and 1997              7

         Notes to Financial Statements                                      8 - 23


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
-------  FINANCIAL CONDITION & RESULTS OF OPERATIONS                       24 - 26
         -------------------------------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1998 and December 31, 1997
                    ----------------------------------------
                                   (Unaudited)

                                                                       September 30,              December 31,
                                                                           1998                       1997
                                                                           ----                       ----
ASSETS
------

Property, at cost:
     Land                                                                  $   780,500                $   780,500
     Buildings and improvements                                              6,028,430                  6,028,430
     Furniture, fixtures and equipment                                         255,652                    255,652
                                                                     ------------------         ------------------
                                                                             7,064,582                  7,064,582
     Less accumulated depreciation                                           1,799,655                  1,614,323
                                                                     ------------------         ------------------
          Property, net                                                      5,264,927                  5,450,259

Investments in real estate joint ventures                                      268,218                    347,225

Cash                                                                           921,662                  1,422,361
Escrow deposits                                                                510,703                    408,808
Accounts receivable - affiliate                                                 45,648                     57,902
Mortgage costs, net of accumulated amortization
     of $49,666 and $5,925 respectively                                        325,147                    333,780
Other assets                                                                    12,891                     14,424
                                                                     ------------------         ------------------

            Total Assets                                                   $ 7,349,196                $ 8,034,759
                                                                     ==================         ==================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages payable                                                     $ 5,317,918                $ 5,345,640
     Accounts payable and accrued expenses                                     399,242                    274,627
     Security deposits and prepaid rents                                        79,883                    141,659
                                                                     ------------------         ------------------
            Total Liabilities                                                5,797,043                  5,761,926
                                                                     ------------------         ------------------

Partners' (Deficit) Capital:
     General partners                                                         (137,962)                  (116,342)
     Limited partners                                                        1,690,115                  2,389,175
                                                                     ------------------         ------------------
           Total Partners' Capital                                           1,552,153                  2,272,833
                                                                     ------------------         ------------------

           Total Liabilities and Partners' Capital                         $ 7,349,196                $ 8,034,759
                                                                     ==================         ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 Three Months Ended September 30, 1998 and 1997
                 ----------------------------------------------
                                   (Unaudited)

                                                                            Three Months               Three Months
                                                                                Ended                      Ended
                                                                            September 30,              September 30,
                                                                                1998                       1997
                                                                                ----                       ----
Income:
     Rental                                                                      $  357,287                 $  381,394
     Interest and other income                                                       15,204                     19,178
                                                                          ------------------         ------------------
     Total income                                                                   372,491                    400,572
                                                                          ------------------         ------------------

Expenses:
     Property operations                                                            275,676                    310,370
     Interest                                                                       114,165                    170,238
     Depreciation and amortization                                                   64,608                     72,956
     Administrative:
          Paid to affiliates                                                         41,319                     43,847
          Other                                                                      50,332                     33,834
                                                                                                     ------------------
                                                                          ------------------
     Total expenses                                                                 546,100                    631,245
                                                                          ------------------         ------------------

Loss before allocated loss from joint venture                                      (173,609)                  (230,673)

Allocated income (loss) from joint ventures                                         (25,328)                    (2,960)
                                                                          ------------------         ------------------

Net loss                                                                         $ (198,937)                $ (233,633)
                                                                          ==================         ==================

Loss per limited partnership unit                                                $    (2.45)                $    (2.88)
                                                                          ==================         ==================

Distributions per limited partnership unit                                       $        -                 $        -
                                                                          ==================         ==================

Weighted average number of
     limited partnership units
     outstanding                                                                   78,625.1                   78,625.1
                                                                          ==================         ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

                                                                        Nine Months                Nine Months
                                                                           Ended                      Ended
                                                                       September 30,              September 30,
                                                                           1998                       1997
                                                                           ----                       ----
Income:
     Rental                                                                 $1,121,616                 $1,166,314
     Interest and other income                                                  54,040                     91,038
                                                                     ------------------         ------------------
     Total income                                                            1,175,656                  1,257,352
                                                                     ------------------         ------------------

Expenses:
     Property operations                                                       986,905                    802,381
     Interest                                                                  343,701                    330,248
     Depreciation and amortization                                             193,824                    290,756
     Administrative:
          Paid to affiliates                                                   124,649                    130,532
          Other                                                                168,250                    154,803
                                                                                                ------------------
                                                                     ------------------
     Total expenses                                                          1,817,329                  1,708,720
                                                                     ------------------         ------------------

Loss before allocated (loss) income from joint venture                        (641,673)                  (451,368)

Allocated (loss) income from joint ventures                                    (79,007)                    11,037
                                                                     ------------------         ------------------

Net loss                                                                    $ (720,680)                $ (440,331)
                                                                     ==================         ==================

Loss per limited partnership unit                                           $    (8.89)                $    (5.43)
                                                                     ==================         ==================

Distributions per limited partnership unit                                  $        -                 $     3.08
                                                                     ==================         ==================

Weighted average number of
     limited partnership units
     outstanding                                                              78,625.1                   78,625.1
                                                                     ==================         ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

                                                                        Nine Months                Nine Months
                                                                           Ended                      Ended
                                                                       September 30,              September 30,
                                                                           1998                       1997
                                                                           ----                       ----
Cash flow from operating activities:
     Net loss                                                               $ (720,680)                  (440,331)

Adjustments to reconcile net loss to net cash
    (used in) operating activities:
     Depreciation and amortization                                             193,824                    290,756
     Net loss (income) from joint ventures                                      79,007                    (11,037)
Changes in operating assets and liabilities:
     Escrow deposits                                                          (101,895)                  (458,809)
     Other assets                                                                1,533                     95,952
     Accounts payable and accrued expenses                                     124,615                     13,871
     Security deposits and prepaid rent                                        (61,776)                    (6,420)
                                                                     ------------------         ------------------
Net cash (used in) operating activities                                       (485,372)                  (516,018)
                                                                     ------------------         ------------------

Cash flow from investing activities:
     Capital expenditures                                                            -                    (50,137)
     Accounts receivable - affiliates                                           12,254                    (64,913)
                                                                     ------------------         ------------------
Net cash provided by (used in) investing activities                             12,254                   (115,050)
                                                                     ------------------         ------------------

Cash flows from financing activities:
     Mortgage acquisition costs                                                    141                   (166,845)
     Principal payments on mortgages                                           (27,722)                   (31,633)
     Net proceeds from mortgage refinancing                                          -                    667,357
     Distributions to partners                                                       -                   (250,000)
                                                                     ------------------         ------------------
Net cash (used in) provided by financing activities                            (27,581)                   218,879
                                                                     ------------------         ------------------

Decrease in cash                                                              (500,699)                  (412,189)

Cash - beginning of period                                                   1,422,361                  1,508,588
                                                                     ------------------         ------------------

Cash - end of period                                                         $ 921,662                $ 1,096,399
                                                                     ==================         ==================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                  $ 346,596                $   338,325
                                                                     ==================         ==================


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

                                                                General                       Limited Partners
                                                                Partners
                                                                Amount                 Units                   Amount
                                                                ------                 -----                   ------
Balance, January 1, 1997                                           $ (88,613)            78,625.1              $ 3,285,762

Distributions to partners                                             (7,500)                   -                 (242,500)

Net loss                                                             (13,210)                   -                 (427,121)
                                                           ------------------      ---------------        -----------------

Balance, September 30, 1997                                       $ (109,323)            78,625.1              $ 2,616,141
                                                           ==================      ===============        =================



Balance, January 1, 1998                                          $ (116,342)            78,625.1              $ 2,389,175

Net loss                                                             (21,620)                   -                 (699,060)
                                                           ------------------      ---------------        -----------------

Balance, September 30, 1998                                       $ (137,962)            78,625.1              $ 1,690,115
                                                           ==================      ===============        =================



                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)


1.   GENERAL PARTNERS' DISCLOSURE
     ----------------------------

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-B, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1998 and 1997, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

     -------------------------------------------------

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

     -----------------------------------------------------

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

     Rents Receivable
     ----------------

     Due to the nature of these accounts, residential rents receivable are fully reserved as of September 30, 1998 and 1997.

     Income (Loss) per Limited Partnership Unit
     ------------------------------------------

     The income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period.

4.   ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
     ----------------------------------------------

     In June 1991 the Partnership acquired a 192 unit apartment complex (Fairway Club, formerly the Villa) located in Greenville, South Carolina for a purchase price of $3,165,456, which included $373,493 in acquisition fees.

     In June 1991 the Partnership acquired a 144 unit apartment complex (Players
     Club) located in Lutz, Florida for a purchase price of $3,070,800, which included $190,737 in acquisition fees.

5.   MORTGAGES PAYABLE
     -----------------

     In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

     Fairway Club (formerly The Villa)
     ---------------------------------

     A mortgage with a balance of $2,631,206 and $2,646,588 at September 30, 1998 and 1997, respectively, providing for monthly principal and interest payments of $19,864, bearing interest at 8.30%. The note matures June 2027. The mortgage is secured by the assets of The Fairway Club (formerly The Villa) Apartment complex.

     Players Club
     ------------

     A mortgage with a balance of $2,686,713 at September 30, 1998, providing for principal and interest payments of $20,824, bearing interest at 8.48%. The note matures June 2027. The mortgage is secured by the assets of Players Club Apartment complex.

     A mortgage with a balance of $2,356,889 at September 30, 1997, providing for monthly principal and interest payments of $18,297, bearing interest at 8.59%. The note was to mature June 2027, but was re-sized into the note described above.

     ----------------------------

     The aggregate maturities of mortgages payable for each of the next five years are as follows:

                  Year                            Amount
                  ----                            ------

                  1998                       $       33,077
                  1999                               36,455
                  2000                               39,686
                  2001                               43,213
                  2002                               47,039
                  Thereafter                      5,146,170
                                            ---------------

                  TOTAL                     $     5,345,640
                                            ===============



6.   RELATED PARTY TRANSACTIONS
     --------------------------

     Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $60,273 and $65,262 for the nine months ended September 30, 1998 and 1997, respectively.

     According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the nine months ended September 30, 1998 or 1997.

     -------------------------------------

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

     Accounts receivable - affiliates amounted to $45,648 and $57,902 at September 30, 1998 and 1997 respectively. This balance is in the process of being reimbursed.

     Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $4,752 for the nine months ended September 30, 1998 and 1997.

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

     -----------------------

     The reconciliation of net loss for the nine months ended September 30, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:

                                                         September 30,               September 30,
                                                              1998                        1997
                                                              ----                        ----
     Net loss - statement of operations                   $ (689,130)                $  (440,331)

     Add to (deduct from):
          Difference in depreciation                             150                      20,361
          Tax basis adjustments -
          Joint Ventures                                        (375)                    (11,052)
          Other non-deductible expenses                       13,500                      54,900
                                                          ----------                 ------------

     Net loss - tax return purposes                       $ (675,855)                $  (376,122)
                                                          ==========                 ============

     The reconciliation of Partners' Capital as of September 30, 1998 and December 31, 1997 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                          September 30,              December  31,
                                                              1998                        1997
                                                              ----                        ----
     Partners' Capital - balance sheet                   $ 1,583,703                $ 2,272,833

     Add to (deduct from):
          Accumulated difference in
          depreciation                                       (39,732)                   (39,882)
          Tax basis adjustment -
          Joint Ventures                                     (60,914)                   (60,539)
          Syndication fees                                 1,179,381                  1,179,381
          Other non-deductible expenses                      282,385                    268,885
                                                         -----------               ------------

     Partners' Capital - tax return purposes             $ 2,944,823                $ 3,620,678
                                                         ===========               ============

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

     ---------------------------------------

     The following financial statements of the joint venture are presented on a historical-cost basis. The equity ownership was determined based upon the cash paid into the joint venture by the Partnership as a percentage of the general partner's estimate of the fair market value of the apartment complex and other net assets at the date of inception.

     A summary of the assets, liabilities and partner's capital of the joint venture as of September 30, 1998 and December 31, 1997 and the results of its operations for the nine months ended September 30, 1998 and 1997 is as follows:

                             FOX HUNT JOINT VENTURE
                             ----------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1998 and December 31, 1997
                    ----------------------------------------

                                                                          September 30,        December 31
                                                                               1998                1997
                                                                               ----                ----
ASSETS
------

    Cash and cash equivalents                                                $ 1,457,369           $ 548,089
    Property, net of accumulated depreciation                                  2,439,851           2,658,269
    Accounts receivable - affiliates                                                   -              34,007
    Mortgage costs                                                               254,505             245,542
    Other assets                                                                 700,784             371,277
                                                                          ---------------     ---------------

                 Total Assets                                                $ 4,852,509         $ 3,857,184
                                                                          ===============     ===============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgage payable                                                        $ 6,000,000         $ 4,498,327
     Accounts payable  and accrued expenses                                      325,751             232,968
     Accounts payable - affiliates                                                62,795                   -
     Other liabilities                                                            79,974              54,882
                                                                          ---------------     ---------------
                 Total Liabilities                                             6,468,520           4,786,177
                                                                          ---------------     ---------------

Partners' Capital                                                             (1,616,011)           (928,993)
                                                                          ---------------     ---------------

                Total Liabilities and Partners' Capital                      $ 4,852,509         $ 3,857,184
                                                                          ===============     ===============

                             FOX HUNT JOINT VENTURE
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------

                                                                           Nine Months         Nine Months
                                                                              Ended               Ended
                                                                          September 30,       September 30,
                                                                               1998                1997
                                                                               ----                ----
Income:
     Rental                                                                   $  990,454         $ 1,052,253
     Interest and other income                                                    78,368              40,868
                                                                          ---------------     ---------------
     Total income                                                              1,068,822           1,093,121
                                                                          ---------------     ---------------

Expenses:
     Property operations                                                         746,472             402,160
     Depreciation and amortization                                               465,538               6,296
     Interest                                                                    353,099             304,835
     Administrative                                                              190,731             153,604
                                                                          ---------------     ---------------
     Total expenses                                                            1,755,840             866,895
                                                                          ---------------     ---------------

Net (loss) income                                                             $ (687,018)        $   226,226
                                                                          ===============     ===============



Allocation of net (loss) income:

     The Partnership                                                          $  (79,007)        $    26,016
     Other Joint Venturer (RPILP II)                                            (608,011)            200,210
                                                                          ---------------     ---------------

                                                                              $ (687,018)        $   226,226
                                                                          ===============     ===============

     ---------------------------------------

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                                   1998                1997
                                                                   ----                ----
     Investment in joint venture, January 1                    $    375,900          $   371,119
     Allocation of net (loss) income                                (47,457)              26,016
                                                               -------------        ------------

     Investment in joint venture, September 30                 $    328,443          $   397,135
                                                               =============        ============

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

     The joint venture agreement provides that any income, loss, cash flow or sale proceeds be allocated 16.22% to the Partnership and 83.78% to RPILP
     IV. The allocated net loss of the joint venture for the nine month period ended September 30, 1997 has been included in the statement of operations for the Partnership.

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

     ---------------------------------------

     The equity ownership percentage was determined based upon the cash paid into the joint venture by the Partnership as a percentage of the general partner's estimate of the fair market value of the apartment complex and other net assets at the date of inception.

     A summary of the assets, liabilities and partners' capital of the joint venture as of September 30, 1998 and December 31, 1997 and the results of its operations for the nine months ended September 30, 1998 and 1997 is as follows:

                             LAKEVIEW JOINT VENTURE
                             ----------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1998 and December 31, 1997
                    ----------------------------------------

                                                                           September 30,         December 31,
                                                                               1998                  1997
                                                                               ----                  ----
ASSETS
------

    Propery, net of accumulated depreciation                                  $ 2,238,687           $ 2,359,318
    Other assets                                                                  281,243               192,873
                                                                          ----------------      ----------------
                 Total Assets                                                 $ 2,519,930           $ 2,552,191
                                                                          ================      ================


LIABILITIES AND PARTNERS' (DEFICIENCY)
-------------------------------------

Liabilities:
     Cash overdraft                                                           $         -           $    97,360
     Mortgage payable                                                           2,483,519             2,487,288
     Accounts payable and accrued expenses                                        375,042               229,389
     Accounts payable - affiliates                                                410,603               123,894
     Other liabilities                                                             50,606                39,270
                                                                          ----------------      ----------------
                 Total Liabilities                                              3,319,770             2,977,201
                                                                          ----------------      ----------------

Partners' (Deficiency)                                                           (799,840)             (425,010)
                                                                          ----------------      ----------------

                Total Liabilities and Partners' (Deficiency)                  $ 2,519,930           $ 2,552,191
                                                                          ================      ================



                             LAKEVIEW JOINT VENTURE
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------

                                                                            Nine Months           Nine Months
                                                                               Ended                 Ended
                                                                           September 30,         September 30,
                                                                               1998                  1997
                                                                               ----                  ----
Income:
     Rental                                                                     $ 252,189             $ 498,033
     Interest and other income                                                     73,842                34,725
                                                                          ----------------      ----------------
     Total income                                                                 326,031               532,758
                                                                          ----------------      ----------------

Expenses:
     Property operations                                                          287,144               300,296
     Depreciation and amortization                                                131,231                10,461
     Interest                                                                     153,409               195,447
     Administrative                                                               129,077               118,902
                                                                          ----------------      ----------------
     Total expenses                                                               700,861               625,106
                                                                          ----------------      ----------------

Net loss                                                                       $ (374,830)            $ (92,348)
                                                                          ================      ================



Allocation of net loss:

     The Partnership                                                            $ (60,797)            $ (14,979)
     Other Joint Venturer                                                        (314,033)              (77,369)
                                                                          ----------------      ----------------

                                                                               $ (374,830)            $ (92,348)
                                                                          ================      ================

     A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                                   1998                 1997
                                                                   ----                 ----
     Investment in joint venture, January 1                     $   (28,675)        $     18,479
     Allocation of net loss                                         (60,797)             (14,979)
                                                                ------------         ------------

     Investment in joint venture, September 30                  $   (89,472)        $      3,500
                                                                ============        =============

PART II    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------


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

No distributions were made during the three months ended September 30, 1998 or 1997; a distribution of $3.08 per limited partnership unit was made during the quarter ended June 30, 1997. The General Partner does hope to make additional distributions during either the last three months of 1998 or early in 1999.

Management has been concentrating heavily on increasing occupancies and at the same time controlling expenses. Occupancy at The Villa Apartments has declined severely during the first nine months of 1998 to a low of 70%. The General Partner continues to feel that the Partnership will see improvements in the last few months of 1998 due to the improvements being made to the property and new, more experienced and aggressive on-site staff (both managers and maintenance supervisors).

During 1998, Lakeview Apartments located in Milwaukee, Wisconsin was put into receivership by the lender. This was done as a result of the Partnership's failure to make regular principal and interest payments on its mortgage. Due to the poor financial condition of this property and the extremely low occupancy, management is putting all of its efforts into selling the property. As of September 30, 1998, management has an interested buyer who is performing the due diligence necessary to finalize a sale.

The General Partners successfully refinanced the mortgage on Foxhunt Apartments in July 1998. The new mortgage calls for interest only payments for two years, so management feels the additional cash flow from not making principal payments will help the Partnership complete the needed capital improvements at the properties.

Result of Operations
--------------------

For the quarter ended September 30, 1998, the Partnership's net loss was $167,387 or $2.07 per limited partnership unit. Net loss for the quarter ended September 30, 1997 amounted to $233,633 or $2.88 per unit. For the nine month period ended September 30, 1998, the net loss was $689,130 or $8.50 per limited partnership unit as compared to $440,331 or $5.43 per limited partnership unit for the nine month period ended September 30, 1997.

Partnership revenue for the quarter ended September 30, 1998 totaled $372,491, a decrease of just over $28,600 from the 1997 amount of $400,572. Total rental revenue during this quarter dropped just over $24,000, with the majority of the decrease being attributed to increased concessions offered at The Villas in order to increase falling economic occupancy. For the first nine months of 1998, rental revenue dropped by almost $45,000; other income decreased by almost $37,000 mostly due to decreased laundry income from Players Club due to several of the machines at the property being out of service (note: these machines have now either been repaired or replaced).

For the quarter ended September 30, 1998, Partnership expenses amounted to $546,100 which is a decrease of approximately $85,000 from those incurred in the same quarter in 1997. For the nine month period ended September 30, 1998, Partnership expenses amounted to $1,817,329 which is an increase of almost $109,000 as compared to the same period in 1997 when expenses totaled $1,708,720. The most notable increase was found in property operations expenditures. Such expenses increased due to the amount of maintenance work being done at the properties to improve their appearance as a means of attracting new tenants. There was also a corresponding increase in payroll and related expenses due to much of the work being performed by on-site personnel. Administrative expenses remained fairly consistent between the two nine month periods with only a small increase of $7,500 being recorded.

For the nine month period ended September 30, 1998, the Foxhunt Joint Venture had a loss of $412,670 as compared to income of $226,226 for the same period in 1997. This property suffered from lower occupancies and difficulty in collections during the nine month period ended September 30, 1997, but management expects the property to show improvement during the remainder of 1998. The Partnership was allocated $47,457 of the total net loss for the nine month period ended September 30, 1998.

---------------------------------

The Lakeview Joint Venture incurred a net loss of $374,830 for the nine month period ended September 30, 1998. For the nine month period ended September 30, 1997, this joint venture generated a net loss of $92,348. The Partnership was allocated $60,797 and $14,979 of the loss for the nine month periods ended September 30, 1998 and 1997, respectively. This property is in serious danger of a foreclosure unless the General Partners can sell the property. Occupancy has dropped to a low of 60% during 1998 which has resulted in the increased loss as compared to the first nine months during 1997.

On a tax basis, the Partnership loss totaled $675,855 or $8.34 per limited partnership unit for the nine month period ended September 30, 1998 as compared to the tax loss for the nine month period ended September 30, 1997 which was $376,122 or $4.64 per limited partnership unit.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP VI-B



By:      /s/   Joseph M. Jayson                               November 14, 1998
         ----------------------                               -----------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner


         /s/   Joseph M. Jayson                               November 14, 1998
         ----------------------                               -----------------
         Joseph M. Jayson,                                    Date
         President and Director



         /s/   Michael J. Colmerauer                          November 14, 1998
         ---------------------------                          -----------------
         Michael J. Colmerauer                                Date
         Secretary