Form 10-K405
period 1998-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1999-04-15
CIK 822784

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         ( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                           For the Fiscal Year Ended December 31, 1998

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES  AND EXCHANGE ACT OF 1934.  (NO FEE
                  REQUIRED)

                         Commission File Number 33-17579

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B (Exact Name of Registrant as specified in its Charter)

Delaware                                           16-1309988
--------                                           ----------
(State of Formation)                  (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-9090
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

ITEM 1: BUSINESS
----------------

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. Through December 31, 1998, the Partnership owned two apartment complexes, totaling 336 units. In addition, the Partnership is a partner in the Foxhunt Apartments Joint Venture owning 11.5% of a 250 unit apartment complex in Kettering, Ohio, and in the Lakeview Apartments Joint Venture, owning 16.22% of a 168 unit apartment complex in Milwaukee, Wisconsin.

         In June 1991, the Partnership purchased the 144 unit Players Club North Apartments, located in Lutz, Florida, and Fairway Club Apartments (formerly the Villa Apartments), a 192 unit apartment complex in Greenville, South Carolina. The average occupancy level at Players Club North in 1998 was 97%; Fairway Club (formerly the Villa) averaged approximately 71%. For 1997, occupancy at Players Club North averaged 95%, while Fairway Club (formerly the Villa) was 83%. Occupancy during 1996 averaged 94% at Players Club North and 92% at Fairway Club (formerly the Villa). For the year ended December 31, 1998, Players Club accounted for approximately 55% of total Partnership revenue, while Fairway Club (formerly the Villa) accounted for 45%. Fairway Club (formerly the Villa) accounted for approximately 51% of total Partnership revenue generated during 1997. Players Club generated approximately 49% of total Partnership revenue during the same year. For the year ended December 31, 1996, Fairway Club (formerly the Villa) generated 55% of total Partnership revenue, and Players Club accounted for 45% of total Partnership revenue.

         The business of the Partnership is not seasonal. The Partnership, as of December 31, 1998, did not directly employ any persons in a full-time position. All regular employees who rendered services on behalf of the Partnership through December 31, 1998 were employees of the Corporate General Partner or its affiliates.

         The Partnership's investment objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners capital and; (4) achieve build-up of equity through the reduction of mortgage loans.

         This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Such forward-looking statements are contained in Item 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements.

ITEM 2: PROPERTIES
------------------

The following is a list of Properties and Joint Ventures owned by the Partnership as of December 31, 1998:



Property Name
-------------
and Location                        General Character of Property                              Purchase Date
------------                        -----------------------------                              -------------
Players Club North                  A 144 unit apartment complex.  The                         June 1991
Lutz, FL                            mortgage balance at 12/31/98 was
                                    $2,684,952, maturing June 2027, and
                                    providing for monthly principal and interest
                                    payments of $20,824 bearing interest at
                                    8.48%.

Fairway Club                        A 192 unit apartment complex.  The mortgage                June 1991
(formerly The Villa)                balance at 12/31/98 was $2,624,135,
Greenville, SC                      maturing June 2027, and providing for
                                    monthly principal and interest payments
                                    of $20,002 bearing interest at 8.30%.

  Joint Venture
  -------------
Name and Location
-----------------

Foxhunt Apartments                  A 250 unit apartment complex.  The mortgage                September 1991
  Joint Venture                     balance at 12/31/98 was $6,000,000,
Kettering,                          OH maturing August 1999, and providing for
                                    monthly interest payments at 350 basis
                                    points above the LIBOR rate (9.1875% at
                                    December
                                    31, 1998).

Lakeview JV                         This complex was sold in December 1998.                    September 1992
Milwaukee, WI




ITEM 3: LEGAL PROCEEDINGS
-------------------------

         The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings that would impact the future financial position and operations of the Partnership.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

         None.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
---------------------------------------------------------------------

         There is currently no active trade market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future. As of December 31, 1998, there were 1,075 record holders of units of Limited Partnership Interest.

ITEM 6: SELECTED FINANCIAL DATA
-------------------------------



                                                 Realmark Properties Investors Limited Partnership-VI B
                                                 ------------------------------------------------------

                                   Year Ended          Year Ended          Year Ended          Year Ended          Year Ended
                                 Dec. 31, 1998        Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994
                                -----------------   ------------------  ------------------  ------------------  ------------------
Total assets                         $ 7,045,544          $ 8,034,759         $ 7,749,737         $ 8,048,753         $ 9,447,468
                                =================   ==================  ==================  ==================  ==================

Notes payable and long-term
obligations                          $ 5,309,087          $ 5,345,640         $ 4,225,106         $ 4,263,769         $ 4,298,714
                                =================   ==================  ==================  ==================  ==================

-----------------------------------------------------------------------------------------------------------------------------------

Revenue                              $ 1,629,554          $ 1,652,233         $ 1,683,954         $ 1,715,088         $ 1,618,645

Expenses                              (2,372,575)           2,284,176           1,854,988           2,412,220           2,051,597
                                -----------------   ------------------  ------------------  ------------------  ------------------

Loss before allocated loss
from joint ventures                     (743,021)            (631,943)           (171,034)           (697,132)           (432,952)

Allocated loss from joint
ventures                                (116,796)             (42,373)            (51,048)            (73,723)            (70,786)
                                -----------------   ------------------  ------------------  ------------------  ------------------

Net loss                             $  (859,817)         $  (674,316)        $  (222,082)        $  (770,855)        $  (503,738)
                                =================   ==================  ==================  ==================  ==================

----------------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided
by operating activities              $  (581,933)         $  (146,083)        $   170,266         $    95,718         $  (195,511)


Principal payments upon
refinancing                                    -           (4,209,840)                  -                   -                   -

Principal payments on
mortgages                                (36,553)             (29,626)            (38,663)            (34,945)            (19,287)
                                -----------------   ------------------  ------------------  ------------------  ------------------

Net cash (used in) provided
by operating activities less
principal payments                   $  (618,486)         $(4,385,549)        $   131,603         $    60,773         $  (214,798)
                                =================   ==================  ==================  ==================  ==================

----------------------------------------------------------------------------------------------------------------------------------


Loss per limited partnership unit    $    (10.61)         $     (8.32)        $     (2.74)        $     (9.51)        $     (6.21)
                                =================   ==================  ==================  ==================  ==================

Distributions per limited
partnership unit                     $         -          $      3.08         $      0.23         $      0.96         $      0.50
                                =================   ==================  ==================  ==================  ==================

Weighted average number of
limited partnership units
outstanding                             78,625.1             78,625.1            78,625.1            78,625.1            78,625.1
                                =================   ==================  ==================  ==================  ==================

----------------------------------------------------------------------------------------------------------------------------------


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------


Liquidity and Capital Resources:
--------------------------------

         The Partnership utilized existing cash reserves to fund current operations. The remaining cash reserves are available to provide for future capital improvements. The Partnership did not make any distributions during 1998, but management hopes to once again make distributions in the coming year. Capital improvement work is still being done at Fairway Club (formerly the Villas), and until such time as the work is completed, management has postponed making a distribution. Management believes that when all work is done at this property, potential tenants will find it more attractive, thus resulting in increased occupancy and a return to positive cash flow from operations. A new marketing strategy was implemented for Fairway Club (formerly The Villas) during the latter part of 1998 starting with the re-naming of the complex. Management felt that the new name would create a different image for the property. The complex underwent renovations in the form of new carpeting for all common areas, fresh paint, new lighting, etc. The market where this property is located has become increasingly competitive due to new construction of apartments; management feels with the renovations and attractive rental concessions being offered, such as free months rent or discounted rents for signed leases, Fairway Club will become more competitive in the coming year.

         The General Partners continued their efforts throughout 1998 to locate a buyer for the Lakeview Joint Venture property (the Partnership owns 16.22% of the Lakeview property), as the sale of this property was deemed to be in the best interests of the limited partners. The property was sold on December 29, 1998 to an unrelated third party at a sales price of $3.4 million. The sale resulted in a total gain of $851,317; this Partnership was allocated $138,084 of the gain. The proceeds from sale were used to pay closing costs, property taxes, etc. with the balance paid to the lender to be applied against the existing mortgage. The proceeds did not result in enough cash to pay the entire mortgage, however management had negotiated a settlement with the lender which resulted in forgiveness of debt totaling $253,159 of which $41,062 was allocated to this Partnership as a joint venture partner.

         Foxhunt Apartments (the Partnership owns 11.50% of the Foxhunt property) saw a slight decrease in occupancy during the year ended December 31, 1998 as compared to that of the previous year; occupancy at December 31, 1998 was 86% versus 89% at December 31, 1997. Management feels that the occupancy level will increase in the coming year due to significant capital improvements being done to the property. The property has replaced carpeting throughout much of the complex, has painted both the interior and exterior, has re-paved the entire parking area, and has contracted for roof repairs, which are expected to be completed by mid-April of 1999, totaling approximately $15,000. Management hopes that the result of this work will be to once again reach the occupancy level where the complex was at December 31, 1995 and prior (i.e., 95%).

         Management successfully refinanced Foxhunt Apartments during 1998; the building has a $6,000,000 interest only mortgage which replaced its previous HUD-insured mortgage which had a balance of $4,498,327 at December 31, 1997. The new mortgage is set up as a one-year bridge loan which matures in August 1999. Management is working on permanent financing or an extension on this loan. In 1999, management intends to market Foxhunt Apartments for sale as this is deemed to be in the best interest of both joint venture partners. Marketing efforts will include advertising in national newspapers, such as The Wall Street Journal, and mailing of sales packages and follow-up telephone calls to brokers. Currently offers have been received, but they have been lower than what management feels the property is worth in the current marketplace. Foxhunt had come under contract for sale in July of 1996. The sale was subject to a number of contingencies and was cancelable at any time by the buyer. During 1997, the contract for sale was canceled by the buyer and management temporarily discontinued its plan to sell the property until 1999.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------


Liquidity and Capital Resources (Con't.):
-----------------------------------------

         The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work is scheduled to begin May 1, 1999 and is expected to take three months. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by September 30, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.



Results of Operations:
----------------------

         For the year ended December 31, 1998, the Partnership incurred a net loss of $859,817 or $10.61 per limited partnership unit. This is an almost 28% increase from the year ended December 31, 1997 when the loss totaled $674,316 or $8.32 per limited partnership unit. For the year ended December 31, 1996 losses incurred totaled $222,082 or $2.74 per limited partnership unit.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS (Con't.)
        ----------------------


Results of Operations:
----------------------

         Partnership revenues for the year ended December 31, 1998 totaled $1,629,554, consisting of rental income of $1,446,398 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $183,156. The decrease in rental revenue from that of the previous years of 1997 and 1996 when it totaled $1,531,418 and $1,552,571, respectively, can be attributed to an increase in vacancies and bad debts at Fairway Club (formerly The Villas). Net rental income from Players Club North increased from that of the previous year by approximately $36,000 or 4.6%; between the years ended December 1997 and 1996, net rental income similarly increased approximately $64,000 or 9%. Occupancy at Players Club remained relatively constant throughout the year; the average occupancy for the year ended December 31, 1998 was 97%, a slight increase over the 95% of the prior year. Players Club North continues to take advantage of the strong rental markets in which they are located. Although the property had slightly higher concessions for 1998 as compared to 1997, the property also continued to maintain its good collection history. The staff continue to be attracting tenants through current leasing and marketing strategies, as well as successfully retaining current tenants. Occupancy levels at Fairway Club (formerly The Villas) unfortunately decreased rather significantly during the year ended December 31, 1998 as compared to those of the previous two years; the decrease in occupancy was first noted last year and continued through 1998. For 1998, occupancy at this complex averaged only 71%, while it was 83% for 1997 and 92% for 1996. In order to increase occupancy in the coming year, management intends to continue offering attractive incentive programs (e.g., free rent, reduced rent, etc.) to potential tenants for signed leases. Although this may be successful in increasing occupancies, it is also likely in the short-term to decrease revenues. There was also approximately a 10% increase in other income during the year ended December 31, 1998 as compared to that earned in 1997, bringing this income figure back up near that reported for the year ended December 31, 1996. This increase is primarily attributable to an increase in late charges at Fairway Club (formerly The Villas) and increased month-to-month rental surcharges at Players Club North (i.e., a "premium" rent charged for tenants who are on month-to-month leases as opposed to yearly leases).

         Partnership expenses for the year ended December 31, 1998 totaled $2,372,575, an increase of approximately $88,000 over the expenses of the year ended December 31, 1997 of $2,284,176 and almost $518,000 over those for the year ended December 31, 1996 of $1,854,988. Virtually the entire increase in expenses may be seen in property operations costs. Management has been performing a considerable amount of capital improvements and repair work at the properties in this partnership due to the properties' age. Both complexes have been doing significant interior and exterior painting and appliance and carpet replacement. Payroll and related expenses likewise increased at both complexes, increasing by over $31,000 or almost 18% at Fairway Club (formerly The Villas) and by almost $15,000 or 16% at Players Club North. Management has hired additional on-site personnel as more repair and maintenance work is being performed by on-site employees as opposed to by outside contractors in order to keep costs under control. As stated previously, both complexes have put significant funds into replacement of carpeting and appliances over the past year with a combined total of over $188,000 being expended on these two items as compared to only $48,000 during 1997. Other operations expenses, such as utility costs, insurance expense and real estate taxes remained essentially unchanged at both properties. Management continues to look for new ways to save on expenses at the properties; as an example, utility costs are "regularly" measured, and cost-savings ideas are implemented wherever possible and practical. Management is currently investigating the costs associated with the bulk purchase of certain utilities. Additionally, insurance costs are also reviewed regularly, as are real estate taxes with appeals being filed as deemed practical.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)

Results of Operations (Con't.):
-------------------------------

         Depreciation and amortization expense decreased significantly between the years ended December 31, 1998 and 1997. Amortization expense for 1997 was unusually high due to the new financing obtained during that year on both Fairway Club (formerly The Villas) and Players Club North. The new financing led to the write-off of the majority of the previously capitalized mortgage acquisition costs. The write-off of such costs amounted to approximately $208,665.

         Administrative expenses totaled $349,535 and $344,466 for the years ended December 31, 1998 and 1997, respectively. Administrative expenses paid to affiliates decreased by just over $23,000, which is a result of decreased expenses for accounting management and portfolio expenses. Other administrative expenses increased between 1997 and 1998 by over $28,000 due to increased legal and accounting expenses incurred by the Partnership as well as increased advertising and promotional costs at Fairway Club (formerly The Villas) which resulted from the increase in vacancies experienced during 1998. There was also an increase in costs associated with the model at Players Club North due to improvements and furniture rental. Interest expense increased by just over $13,000 when comparing 1998 to 1997; the increase between interest expense reported in 1998 and 1996 was over $120,000 which was the result of the increase in the principal balances on the mortgages at both The Villas and Players Club North resulting from the refinancings that took place on both of these mortgages during 1997.

         The Foxhunt Joint Venture generated a net loss of $943,631 for the year ended December 31, 1998 as compared to the income of $41,576 which resulted in the year ended December 31, 1997 and the loss of $129,930 which was reported for 1996. The primary reason for the increase in the loss was the result of improvements made at Foxhunt Apartments. Such improvements included new carpeting in all common areas and in a considerable number of apartments, both interior and exterior painting, and replacement of a significant number of appliances and cabinets in the apartments totaling approximately $409,000. In accordance with the joint venture agreement, 11.5% of the income or loss is allocated to the Partnership and 88.5% is allocated to the other joint venturer. Accordingly, $108,517 of the 1998 loss is allocated to the Partnership and $797,428 is allocated to the other joint venture partner; $4,781 of the 1997 income was allocable to the Partnership and $36,795 was allocated to the other joint venturer, while for the year 1996, $14,942 of the reported loss was allocable to the Partnership and $114,988 was allocable to the other joint venturer.

         The Lakeview Village Joint Venture generated a net loss of $51,040 for the year ended December 31, 1998; the loss from operations however totaled $1,155,516 with the difference being the result of income from debt forgiveness and the gain that resulted from the sale of the property. The property was sold during December of 1998 for a sales price of $3.4 million. The proceeds were not enough to pay the debt obligation and all associated costs of the sale, but management negotiated a partial forgiveness of debt with the lender. The sale resulted in a total gain of $851,317 and income from extinguishment of debt totaling $253,159. The loss for the year ended December 31, 1997 was $290,713 while the loss for 1996 was $222,600. In accordance with the joint venture agreement, 16.22% of the loss is allocated to the Partnership and 83.78% is allocated to the other joint venturer. For 1998, the loss allocated to the Partnership is $8,279 and $42,761 is allocated to the other joint venture partner. For 1997, $47,154 of the loss was allocated to the Partnership and $243,559 was allocated to the other joint venturer and for 1996, $36,106 of the loss was allocated to the Partnership and $186,494 of the loss was allocable to the other joint venturer.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)

Results of Operations (Con't.):
-------------------------------

         The tax basis loss for the Partnership for the year ended December 31, 1998 was $622,261 or $7.68 per limited partnership unit. The sale of Lakeview Apartments resulted in a taxable gain to the Partnership of $176,547 or $2.18 per limited partnership unit. For the year ended December 31, 1997, the tax basis loss for the Partnership was $656,602 or $8.10 per limited partnership unit compared to a tax loss of $136,486 or $1.68 per unit for the year ended December 31, 1996. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the year ended December 31, 1998 was allocated in this fashion.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         The Partnership does not have investments in instruments which are subject to market risk (e.g., derivatives, options or other interest sensitive instruments).

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         Listed under Item 14 of this report.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1999, are listed below. Each director is subject to election on an annual basis.


                           Title of All Positions
Name                       Held with the Company              Year First Elected Director
----                        ---------------------              ---------------------------
Joseph M. Jayson           President and Director                        1979

Judith P. Jayson           Vice President and Director                   1979

Michael J. Colmerauer      Secretary                                      N/A



         Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 60, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is chairman of Realmark Corporation, Chairman of Realmark Properties, Inc., wholly-owned subsidiaries of
J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been in real estate for the last 36 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 36 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past seventeen years, Mr. Jayson and J.M. Jayson & Company, Inc., and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 59, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 37 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Con't.)
--------------------------------------------------------------------

         Michael J. Colmerauer, 40, is Secretary and in-house legal counsel for J.M. Jayson and Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 15 years.

ITEM 11: EXECUTIVE COMPENSATION
-------------------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for the years ended December 31, 1998, 1997 or 1996, nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1998, 1997 or 1996.

         The following table sets forth for the years ended December 31, 1998, 1997 and 1996, the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:


                                                                                         Amounts
      Entity Receiving                       Type of                                     --------
        Compensation                      Compensation                  1998               1997              1996
        ------------                      ------------                  ----               ----              ----
U.S. Capital, Inc.                 Loan placement fee                $        -         $   53,600        $       -
                                                                   ---------------    ---------------   ---------------


Realmark Properties, Inc.          Partner distributions             $        -              7,500               569
                                                                   ---------------    ---------------   ---------------
(The Corporate General
Partner)                           Reimbursement for
                                   allocated partnership
                                   administration expenses
                                   related to:
                                     Investor services                    6,635              7,049             6,276
                                     Brokerage                           10,326             10,353             6,914
                                     Portfolio management
                                       and accounting                    48,599             68,795            66,184
                                   Partnership management fees                -                  -            15,900

Realmark Corporation               Property management fees              78,256             80,758            80,736
                                   Computer service fees                  6,336              6,336             8,500
                                                                   ---------------    ---------------   ---------------
                                                                        150,152            173,291           184,510
                                                                   ---------------    ---------------   ---------------

                                   Total                             $  150,152         $  234,391        $  185,079
                                                                   ===============    ===============   ===============


         The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement) of which 2% is subordinated to the receipt by the Limited Partners of a non cumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). These fees amounted to $15,900 for the year ended December 31, 1996. No such fees were paid for the years ended December 31, 1998 and 1997. The General Partners are entitled to 3% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations.

ITEM 11: EXECUTIVE COMPENSATION  (Con't.)
-------------------------------  --------

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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than five percent (5%) of the Units of Limited Partnership Interests of the Partnership. The General Partners, as of December 31, 1998 owned no Units of Limited Partnership Interest.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

(a)      Transactions with Management and Others
---      ---------------------------------------

         No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Note 7 to the financial statements.



ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a)      Financial Statements and Schedules
---      ----------------------------------

         FINANCIAL STATEMENTS                                                           Page
         --------------------                                                           ----
         (i)      Independent Auditors' Report                                          14
         (ii)     Balance Sheets as of December 31, 1998 and 1997                       15
         (iii)    Statements of Operations for the years ended December 31,
                    1998, 1997, and 1996.                                               16
         (iv)     Statements of Partners' Capital (Deficit) for the years
                    ended December 31, 1998, 1997, and 1996                             17
         (v)      Statements of Cash Flows for the years ended
                    December 31, 1998, 1997, and 1996                                   18
         (vi)     Notes to Financial Statements                                       19 - 31

         FINANCIAL STATEMENT SCHEDULES
         -----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation             32 - 33


         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)      Reports on Form 8-K
---      -------------------

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

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership-VI B:

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership- VI B as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-VI B at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Buffalo, New York

April 12, 1999

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


Assets                                                                1998                     1997
------                                                         --------------------     --------------------
Property, at cost:
  Land and improvements                                                $   780,500              $   780,500
  Buildings and improvements                                             6,028,430                6,028,430
  Furniture, fixtures and equipment                                        255,652                  255,652
                                                               --------------------     --------------------
                                                                         7,064,582                7,064,582
  Less accumulated depreciation                                          1,874,186                1,614,323
                                                               --------------------     --------------------
      Property, Net                                                      5,190,396                5,450,259

Investment in joint ventures                                               230,429                  347,225

Cash                                                                       842,779                1,422,361
Accounts receivable - affiliates                                            99,995                   57,902
Escrow deposits                                                            328,770                  408,808
Mortgage costs, net of accumulated amortization
  of $18,207 and $5,925                                                    321,499                  333,780
Other assets                                                                31,676                   14,424
                                                               --------------------     --------------------

           Total Assets                                                $ 7,045,544              $ 8,034,759
                                                               ====================     ====================


Liabilities and Partners' Capital

Liabilities:
  Mortgages payable                                                    $ 5,309,087              $ 5,345,640
  Accounts payable and accrued expenses                                    232,180                  274,627
  Security deposits and prepaid rents                                       91,261                  141,659
                                                               --------------------     --------------------
           Total Liabilities                                             5,632,528                5,761,926
                                                               --------------------     --------------------

Partners' Capital (Deficit):
  General partners                                                        (142,137)                (116,342)
  Limited partners                                                       1,555,153                2,389,175
                                                               --------------------     --------------------
           Total Partners' Capital                                       1,413,016                2,272,833
                                                               --------------------     --------------------

           Total Liabilities and Partners' Capital                     $ 7,045,544              $ 8,034,759
                                                               ====================     ====================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


                                                                         1998                 1997                 1996
                                                                 ------------------   ------------------   ------------------
Income:
  Rental                                                              $  1,446,398         $  1,531,418         $  1,552,571
  Interest and other                                                       183,156              120,815              131,383
                                                                 ------------------   ------------------   ------------------
  Total income                                                           1,629,554            1,652,233            1,683,954
                                                                 ------------------   ------------------   ------------------

Expenses:
  Property operations                                                    1,297,078            1,100,361              826,421
  Interest                                                                 454,777              441,475              334,097
  Depreciation and amortization                                            271,185              372,874              320,517
  Administrative:
    Due to affiliates                                                      150,152              173,291              184,510
    Other                                                                  199,383              171,175              189,443
  Loss from flood                                                                -               25,000                    -
                                                                 ------------------   ------------------   ------------------
  Total expenses                                                         2,372,575            2,284,176            1,854,988
                                                                 ------------------   ------------------   ------------------

Loss before allocated loss from joint ventures                            (743,021)            (631,943)            (171,034)

Allocated loss from joint ventures                                        (116,796)             (42,373)             (51,048)
                                                                 ------------------   ------------------   ------------------

Net loss                                                              $   (859,817)        $   (674,316)        $   (222,082)
                                                                 ==================   ==================   ==================

Loss per limited partnership unit                                     $     (10.61)        $      (8.32)        $      (2.74)
                                                                 ==================   ==================   ==================

Distributions per limited partnership unit                            $          -         $       3.08         $       0.23
                                                                 ==================   ==================   ==================

Weighted average number of limited partnership
  units outstanding                                                       78,625.1             78,625.1             78,625.1
                                                                 ==================   ==================   ==================

                                       16

                        See notes to financial statements


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    ----------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                               General                      Limited Partners
                                                              Partners                      ----------------
                                                               Amount                 Units                Amount
                                                               ------                 -----                ------

Balance, January 1, 1996                                    $  (81,382)             78,625.1            $ 3,519,589

Distributions to partners                                         (569)             -                       (18,407)

Net loss                                                        (6,662)             -                      (215,420)
                                                           ------------          ------------           -----------

Balance, December 31, 1996                                     (88,613)             78,625.1              3,285,762

Distributions to partners                                       (7,500)             -                      (242,500)

Net loss                                                       (20,229)             -                      (654,087)
                                                           ------------          ------------          -------------

Balance, December 31, 1997                                    (116,342)             78,625.1              2,389,175

Net loss                                                       (25,795)             -                      (834,022)
                                                          -------------          ------------         --------------

Balance, December 31, 1998                                  $ (142,137)             78,625.1            $ 1,555,153
                                                          =============          ============         ==============


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                                            1998           1997            1996
                                                                      -------------   -------------   -------------

Cash Flows from operating activities:
  Net loss                                                               $(859,817)    $  (674,316)    $  (222,082)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                          271,185         372,874         320,517
    Allocated loss from joint ventures                                     116,796          42,373          51,048
    Loss from flood                                                              -          25,000               -
  Changes in operating assets and liabilities:
    Other assets                                                           (17,252)           (818)         40,078
    Accounts payable and accrued expenses                                  (42,447)         59,107         (46,091)
    Security deposits and prepaid rents                                    (50,398)         29,697          26,796
                                                                      -------------   -------------   -------------
Net cash (used in) provided by operating activities                       (581,933)       (146,083)        170,266
                                                                      -------------   -------------   -------------

Cash flows from investing activities:
  (Increase) decrease in accounts receivable - affiliates                  (42,093)         (3,996)        748,193
  Escrow deposits                                                           80,038        (304,345)              -
  Proceeds from insurance                                                        -          80,136               -
  Acquisition of rental property                                                 -        (188,861)        (36,500)
                                                                      -------------   -------------   -------------
Net cash provided by (used in) investing activities                         37,945        (417,066)        711,693
                                                                      -------------   -------------   -------------

Cash flows from financing activities:
  Principal payments upon refinancing                                            -      (4,209,840)              -
  Principal payments on mortgages                                          (36,553)        (29,626)        (38,663)
  Distributions to partners/return of capital                                    -        (250,000)        (18,976)
  Decrease (increase) in mortgage costs                                        959        (339,706)        (11,362)
  Proceeds from mortgage                                                         -       5,360,000               -
                                                                      -------------   -------------   -------------
Net cash (used in) provided by financing activities                        (35,594)        530,828         (69,001)
                                                                      -------------   -------------   -------------

Net (decrease) increase in cash                                           (579,582)        (32,321)        812,958

Cash - beginning of year                                                 1,422,361       1,454,682         641,724
                                                                      -------------   -------------   -------------

Cash - end of year                                                       $ 842,779     $ 1,422,361     $ 1,454,682
                                                                      =============   =============   =============

                       See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


1. FORMATION AND OPERATION OF PARTNERSHIP:
------------------------------------------

         Realmark Property Investors Limited Partnership-VI B (the "Partnership"), a Delaware Limited Partnership, was formed on September 21, 1987, to invest in a diversified portfolio of income producing real estate investments.

         In November 1988, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to the organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on February 2, 1989. All items of income and expense arose subsequent to this date. The offer terminated on February 28, 1990 with gross offering proceeds of $7,862,510. As of December 31, 1998, 78,265.1 units of limited partnership interest were sold and outstanding. The General Partners are Realmark Properties, Inc., the Corporate General Partner, and Mr. Joseph M. Jayson, the Individual General Partner. Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

         (b)   Loss Per Limited Partnership Unit:
               ----------------------------------

         The loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

         (c)   Cash:
               -----

         For the purposes of reporting cash flows, cash includes the following items: cash on hand, cash in checking and money market savings.

         (d)   Property and Depreciation:
               --------------------------

         Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, and totaled $259,863, $273,671 and $269,181 for the years ended December 31, 1998, 1997 and 1996, respectively. The estimated useful lives of the Partnership assets range from 5 to 25 years. Expenditures for maintenance and repairs are expensed as incurred. Major renewals and betterments are capitalized. The Accelerated Cost Recovery System or Modified Accelerated Cost Recovery System is used to calculate depreciation expense for tax purposes.

         (e)   Mortgage Costs:
               ---------------

         Mortgage costs incurred in obtaining property mortgage financing have been deferred and are being amortized over the terms of the respective mortgages.

         (f)   Rental Income:
               --------------

         Rental income is recognized on the straight line method over the terms of the leases. The outstanding leases with respect to these residential rental properties owned are for terms of no more than one year.

         (g)   Unconsolidated Joint Ventures:
               ------------------------------

         The Partnership's investment in Foxhunt Joint Venture and Lakeview Joint Venture is accounted for on the equity method. The joint ventures are not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

         (h)      Accrued Rent Receivable:
                  ------------------------

         Due to the nature of these accounts, rents receivable are fully reserved for as of December 31, 1998 and 1997.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
-------------------------------------------------------

         (i)   Comprehensive Income
               --------------------

         The Partnership has adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

         (j)   Segment Information
               -------------------

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its limited partners.


3. ACQUISITION OF RENTAL PROPERTY:
----------------------------------

         In June 1991, the Partnership acquired a 192 unit apartment complex (Fairway Club, formerly The Villa) located in Greenville, South Carolina for a purchase price of $3,100,000 which included $373,493 in acquisition fees.

         In June 1991, the Partnership acquired a 144 unit apartment complex (Players Club North) located in Lutz, Florida for a purchase price of $3,007,000 which included $190,737 in acquisition fees.

         On September 27, 1991, the Partnership entered into a joint venture agreement for the purpose of operating the Foxhunt Apartments, located in Kettering, Ohio. See Footnote 6 for further discussion related to the Foxhunt Joint Venture.

         On September 30, 1992, the Partnership entered into a joint venture agreement for the purpose of operating the Lakeview Apartment complex, located in Milwaukee, Wisconsin. See Footnote 6 for further discussion related to the Lakeview Joint Venture.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (Continued)


4. MORTGAGES PAYABLE:
---------------------

         The partnership has the following mortgages:

         Players Club North
         ------------------

         A mortgage with a balance of $2,684,952 and $2,703,147 at December 31, 1998 and 1997, respectively, provides for monthly principal and interest payments of $20,824, bearing interest at 8.48%. The mortgage matures June 2027. The mortgage is secured by the assets of Players Club North Apartment complex.


         Fairway Club (formerly The Villa)
         ---------------------------------

         A mortgage with a balance of $2,624,135 and $2,642,493 at December 31, 1998 and 1997, respectively, provides for monthly principal and interest payments of $20,002 bearing interest at 8.30%. The mortgage matures June 2027. The mortgage is secured by the assets of Fairway Club (formerly The Villa) Apartment complex.

         The Partnership is currently not in compliance with certain debt covenants related to the above mortgages.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


4. MORTGAGES PAYABLE (Con't.):
------------------------------

         The aggregate maturities of the mortgages for each of the next five years and thereafter, assuming principal payments are not accelerated, are as follows:

               Year                                  Amount
               ----                                  ------

               1999                                $   46,170
               2000                                    50,196
               2001                                    54,574
               2002                                    59,333
               2003                                    64,507
               Thereafter                           5,034,307
                                                 ============
                                                   $5,309,087
                                                 ============

5. FAIR VALUE OF FINANCIAL INSTRUMENTS:
---------------------------------------

         Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable - affiliates, other assets, accounts payable and accrued expenses, and security deposits and prepaid rents approximate the carrying value due to the short-term nature of these instruments.

         Management has estimated, based on current interest rates for similar mortgages, that the fair value of the mortgages payable on Players Club and Fairway Club (formerly The Villa) approximate $2,800,000 and $2,700,000 at December 31, 1998, respectively. The carrying values of the mortgages are approximately $2,685,000 and $2,625,000, respectively.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------

6. INVESTMENTS IN JOINT VENTURES:
---------------------------------

         On September 27, 1991, the Partnership entered into an agreement and formed a joint venture with Realmark Property Investors Limited Partnership-II (RPILP-II), and Realmark Property Investors Limited Partnership-VI B (RPILP-VI
B). The Joint Venture was formed for the purpose of operating the Foxhunt Apartments, located in Dayton, Ohio and owned by RPILP-II. Under the terms of the Joint Venture agreement, the Partnership contributed $1,041,568 and RPILP-VI B contributed $390,000 to buy out the wraparound promissory note on the property, while RPILP-II contributed the property net of the first mortgage. The Partnership has all of the rights and responsibilities of a General Partner in the joint venture.

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

         In July 1996, the Partnership entered into a plan to dispose of the property of the Foxhunt Joint Venture with a carrying amount of $2,886,577 at December 31, 1996 and a net loss of $129,930 for the year then ended. Management had determined that a sale of the property was in the best interests of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, was signed with an anticipated sales price of $7,400,000. The agreement was subsequently canceled in 1997, and the Partnership discontinued its plan to sell the property.

         At December 31, 1998, substantial doubt exists as to whether RPILP-II will continue as a going concern, due to the current nature of Foxhunt's mortgage payable, recurring losses and a partners deficiency. Should RPILP II be unable to continue as a going concern, the Partnership, as a General Partner, may be required to fund the losses of the Foxhunt Joint Venture and may be obligated to satisfy the joint venture's outstanding liabilities in excess of its ownership interest.

       Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the joint venture are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and were not depreciated during the disposal period. Fair value is determined based on estimated future cash flows. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1996 approximated $93,000.

         The following financial statements of the Joint Venture are presented on a historical-cost basis. The equity ownership was determined based upon the cash paid into the Joint Venture by the Partnership as a percentage of the General Partners' estimate of the fair market value of the apartment complex and other net assets at the date of inception. The accounts receivable - affiliates is in the process of being collected.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


6. INVESTMENTS IN JOINT VENTURES (Con't.):
------------------------------------------

         A summary of the assets, liabilities, and partners' capital of the Joint Venture as of December 31, 1998 and 1997 and the results of its operations for the years ended December 31, 1998, 1997 and 1996 is as follows:



                              FOXHUNT JOINT VENTURE
                              ---------------------
                                 BALANCE SHEETS
                                 --------------
                           December 31, 1998 and 1997
                           --------------------------


Assets                                                                    1998                    1997
------                                                              ------------------      -----------------
Cash and cash equivalents                                                 $ 1,014,583            $   548,089
Property, net of accumulated depreciation                                   2,530,775              2,658,269
Accounts receivable - affiliates                                              228,256                 34,007
Mortgage costs                                                                128,910                245,542
Other assets                                                                  361,253                371,277
                                                                    ------------------      -----------------
Total Assets                                                              $ 4,263,777            $ 3,857,184
                                                                    ==================      =================


Liabilities and Partners' (Deficiency)

Liabilities:
  Mortgage payable                                                        $ 6,000,000            $ 4,498,327
  Accounts payable and accrued expenses                                       294,685                232,968
  Other liabilities                                                           112,747                 54,882
                                                                    ------------------      -----------------
Total Liabilities                                                           6,407,432              4,786,177
                                                                    ------------------      -----------------

Partners' (Deficiency)                                                     (2,143,655)              (928,993)
                                                                    ------------------      -----------------
Total Liabilities and Partners' (Deficiency)                              $ 4,263,777            $ 3,857,184
                                                                    ==================      =================



              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


6. INVESTMENTS IN JOINT VENTURES (Con't.):
------------------------------------------

                              FOXHUNT JOINT VENTURE
                              ---------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------




                                                    1998                1997                1996
                                          ------------------  ------------------  ------------------
Income:
  Rental                                        $ 1,285,350         $ 1,404,587         $ 1,287,116
  Interest and other                                139,155              86,892              61,478
                                          ------------------  ------------------  ------------------

  Total Income                                    1,424,505           1,491,479           1,348,594
                                          ------------------  ------------------  ------------------

Expenses:
  Property operations                             1,099,417             595,739             701,068
  Interest                                          527,266             406,330             408,694
  Depreciation and amortization                     548,732             236,703             138,352
  Administrative:
    Due to others                                    84,340              92,747             133,103
    Due to affiliates                               108,381             118,384              97,307
                                          ------------------  ------------------  ------------------

  Total Expenses                                  2,368,136           1,449,903           1,478,524
                                          ------------------  ------------------  ------------------

Net income (loss)                               $  (943,631)        $    41,576         $  (129,930)
                                          ==================  ==================  ==================

Allocation of net income (loss):
  The Partnership                               $  (108,517)        $     4,781         $   (14,942)
  RPILP II                                         (835,114)             36,795            (114,988)
                                          ------------------  ------------------  ------------------

Total                                           $  (943,631)        $    41,576         $  (129,930)
                                          ==================  ==================  ==================


         A reconciliation of the investments in Foxhunt Joint Venture:

                                                    1998                1997                1996
                                          ------------------   ------------------ ------------------

Investment in joint venture at
beginning of year                               $   375,900         $   371,119         $   386,061

Allocation of net loss                             (108,517)              4,781            (14,942)
                                          ------------------   ------------------ ------------------

Investment in joint venture at end of
year                                            $   267,383         $   375,900         $   371,119
                                          ==================   ================== ==================


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


6. INVESTMENT IN JOINT VENTURES (Con't.)
----------------------------------------

         On September 30, 1992, the Partnership entered into a joint venture agreement with Realmark Property Investors Limited Partnership IV (RPILP-IV), for the purpose of operating the Lakeview Apartment complex, located in Milwaukee, Wisconsin, contributed by RPILP-IV. Under the terms of the agreement, the Partnership contributed $175,414, while RPILP-IV contributed the property net of the outstanding mortgage. The Partnership has all the rights and responsibilities of a General Partner in the joint venture.

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

         In July 1996, the Partnership entered into a plan to dispose of the property of the Lakeview Village Apartments with a carrying amount of $2,507,241 at December 31, 1996 and a net loss of $222,600 for the year ended December 31, 1996. Management had determined that a sale of the property was in the best interests of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, was signed with an anticipated sales price of $4,090,000. The agreement was subsequently canceled in 1997, and management temporarily discontinued its plans to sell the property. In 1998, management continued its plans to sell the property, and closed the sale in December 1998. The sales price was $3,400,000, and the resulting gain for financial statement purposes was $851,317. Now that the Lakeview Joint Venture no longer operates the property, it is expected that the joint venture will be dissolved in 1999. The Lakeview Joint Venture satisfied the majority of its mortgage liability using the proceeds from the sale of its property. The remaining obligation was forgiven by the lender, resulting in an extraordinary gain of $253,159.

         The Partnership, as General Partner, may be required to satisfy the outstanding liabilities of the Lakeview Joint Venture in excess of its ownership interest.

         Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Lakeview Joint Venture were recorded at the carrying amount which was the lower of carrying value or fair value less costs to sell, and were not depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1998 and 1996 totaled approximately $161,000 and $85,000, respectively.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


6. INVESTMENT IN JOINT VENTURES (Con't.)
----------------------------------------

         A summary of the assets, liabilities, and partners' capital of the Joint Venture as of December 31, 1998 and 1997 and the results of its operations for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                       LAKEVIEW JOINT VENTURE
                                       ----------------------
                                           BALANCE SHEETS
                                           --------------
                                     December 31, 1998 and 1997
                                     --------------------------

Assets                                                        1998                 1997
------                                                   --------------      --------------
Property, net of accumulated depreciation                     $      -         $ 2,359,318
Other assets                                                    25,264             192,873
                                                         --------------      --------------
Total Assets                                                  $ 25,264         $ 2,552,191
                                                         ==============      ==============

Liabilities and Partners' (Deficiency)

Liabilities:
  Cash overdraft                                              $      -         $    97,360
  Mortgage payable                                                   -           2,487,288
  Accounts payable and accrued expenses                         90,452             229,389
  Accounts payable - affiliates                                410,862             123,894
  Other liabilities                                                  -              39,270
                                                         --------------      --------------
Total liabilities                                              501,314           2,977,201
                                                         --------------      --------------

Partners' (Deficiency)                                        (476,050)           (425,010)
                                                         --------------      --------------

Total Liabilities and Partners' (Deficiency)                  $ 25,264         $ 2,552,191
                                                         ==============      ==============

                                       28

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


6. INVESTMENT IN JOINT VENTURES (Con't.)
----------------------------------------

                             LAKEVIEW JOINT VENTURE
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                                  1998                  1997                  1996
                                                            -----------------      ----------------     -----------------
Income:
  Rental                                                           $ 301,197            $  630,559            $  665,480
  Interest and other                                                   2,521                60,010                41,898
                                                            -----------------      ----------------     -----------------

  Total Income                                                       303,718               690,569               707,378
                                                            -----------------      ----------------     -----------------

Expenses:
  Property operations                                                371,634               412,541               401,714
  Interest:
    Other                                                            731,439               230,369               207,820
    Affiliates                                                        48,251                19,374                19,005
  Depreciation and amortization                                      109,535               174,907               129,462
  Administrative:
    Due to others                                                    188,406               101,483               132,603
    Due to affiliates                                                  9,969                42,608                39,374
                                                            -----------------      ----------------     -----------------

  Total Expenses                                                   1,459,234               981,282               929,978
                                                            -----------------      ----------------     -----------------

Loss before gain on sale of property
   and extraordinary item                                         (1,155,516)             (290,713)             (222,600)

Gain on sale of property                                             851,317                     -                     -

Extraordinary gain on extinguishment of debt                         253,159                     -                     -
                                                            -----------------      ----------------     -----------------

Net loss                                                           $ (51,040)           $ (290,713)           $ (222,600)
                                                            =================      ================     =================

Allocation of net loss:
  The Partnership                                                  $  (8,279)           $  (47,154)           $  (36,106)
  RPILP-IV                                                           (42,761)             (243,559)             (186,494)
                                                            -----------------      ----------------     -----------------

Total                                                              $ (51,040)           $ (290,713)           $ (222,600)
                                                            =================      ================     =================


         A reconciliation of the investment in Lakeview Joint Venture:

                                                                  1998                  1997                  1996
                                                            -----------------      -----------------     ----------------

Investment in joint venture at beginning of year                   $ (28,675)           $   18,479            $   54,585

Allocation of net loss                                                (8,279)              (47,154)              (36,106)
                                                            -----------------      -----------------     ----------------

Investment in joint venture at end of year                         $ (36,954)           $  (28,675)           $   18,479
                                                            =================      =================     ================


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------


7. RELATED PARTY TRANSACTIONS:
------------------------------

         The Corporate general partner and its subsidiaries earned the following fees and commissions and were reimbursed for the following expenses as provided for in the partnership agreement for the years ended December 31, 1998, 1997 and 1996.



                                                       1998               1997             1996
                                                    ---------          ----------       ---------
Loan placement fees, 1% of total
mortgage loan amount                                $       -          $  53,600        $       -
                                                    =========          ==========       =========
Partnership management fee equal to 7%
of net cash flow (as defined in the
Partnership Agreement), 2% of which is
subordinated to the Limited Partners
receiving an annual cash return equal to
7% of their adjusted capital
contributions.                                      $                  $       -        $  15,900

Reimbursement for allocated
administrative costs of the corporate
general partner, including payroll,
legal, rent, depreciation, printing,
computer processing, mailing, audit,
travel, communications, and partnership
operations.                                            65,560             86,197           79,374

Property management fees equal to 5% of
the gross monthly rental receipts of the
properties managed.                                    78,256             80,758           80,736

Computer service charges based upon
number of apartment units                               6,336              6,336            8,500

                                                    ---------          ---------        ---------
                                                    $ 150,152          $ 173,291        $ 184,510
                                                    =========          =========        =========



         Accounts receivable - affiliates, which are payable on demand, amounted to $99,995 and $57,902 at December 31, 1998 and 1997 respectively. Having accounts receivable from affiliates may be a violation of the partnership agreement. These amounts were collected subsequent to December 31, 1998.

         Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's statement of operations.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                   (Continued)
                                   -----------

8. INCOME TAXES:
----------------

         No provision has been made for income taxes since the income or loss of the Partnership is to be included in the tax returns of the individual partners.

         The reconciliation of net loss for the years ended December 31, 1998, 1997 and 1996, and as reported in the statement of operations, and as would be reported for tax return purposes is as follows:



                                                                1998               1997                  1996
                                                         ----------------   ---------------     ----------------
Net loss -
  Statement of operations                                    $  (859,817)      $   (674,316)     $  (222,082)

Add to (deduct from):
  Difference in depreciation                                      31,049               (212)          27,146
  Other nondeductible expenses                                    62,413             18,489           73,185
  Tax basis adjustment - Joint Ventures                          144,094               (563)         (14,735)
                                                         ----------------   ---------------      ----------------

Net loss - tax return purposes                               $ ( 622,261)       $   656,602)     $  (136,486)
                                                         ================   ===============      ================

         The reconciliation of Partners' Capital at December 31, 1998, 1997 and
1996, as reported in the balance sheet and as reported for tax return purposes is as follows:

                                                                1998                 1997               1996
                                                         ----------------   ---------------      ----------------

Partners' Capital - Balance sheet                            $ 1,413,016        $ 2,272,833      $ 3,197,149

Add to (deduct from):
  Accumulated difference in depreciation                          (8,833)           (39,882)         (39,670)
  Syndication fees                                             1,179,381          1,179,381        1,179,381
  Other nondeductible expenses                                   331,298            268,885          250,396
  Tax basis adjustment - Joint Ventures                           83,555            (60,539)         (59,976)
                                                         ----------------   ----------------     ----------------

Partners' Capital - tax return purposes                      $ 2,998,417        $ 3,620,678      $ 4,527,280
                                                         ================   ================     ================


9.       SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

                                                              1998               1997               1996
                                                              ----               ----               ----

Cash paid for interest                                       $   436,301        $   437,760      $   335,406
                                                         =================  =================    ================



10. RECLASSIFICATIONS:
----------------------

         Certain reclassifications have been made to the 1996 and 1997 balances to conform with the classifications used in 1998.

SCHEDULE III

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1998
                                -----------------

                                          Initial Cost to
                                            Partnership               Cost        (5)
                                    ----------------------------  Capitalized
                                       Land         Buildings      Subsequent
    Property                            and            and             to
   Description       Encumbrances   Improvements   Improvements   Acquisition    Retirements

Fairway Club
(formerly The Villa)
  Greenville, SC      $ 2,624,135     $ 528,000     $ 3,059,008    $ 280,159      $   144,026


Player's Club North
  Lutz, FL              2,684,952       218,000       2,851,851       15,938               -
                     -------------  ------------   -------------  -------------  -------------

                      $ 5,309,087     $ 746,000     $ 5,910,859    $ 296,097      $   144,026
                     =============  ============   =============  =============  =============

Foxhunt Joint Vtr.
  Kettering, OH       $ 6,000,000     $ 387,500     $ 4,890,020    $ 217,121               -
                     =============  ============   =============  =============  ============


Lakeview Joint Vtr.
   Milwaukee, WI      $         -     $ 200,000     $ 3,785,880    $ 176,455      $(4,162,335)
                     =============  ============   =============  =============  =============




                               Gross amounts at which
                             Carried at Close of Period             (3)(4)
                      -----------------------------------------
                         Land        Buildings
    Property              and           and          (1)(2)      Accumulated     Date of        Date
   Description        Improvements  Improvements     Total        Depreciation  Construction   Acquired

Fairway Club
(formerly The Villa)
  Greenville, SC      $   554,500    $ 3,168,641   $ 3,723,141    $   805,630    1971          06/91


Player's Club North
  Lutz, FL                226,000      2,859,789     3,085,789        803,570    1986          06/91
                      ------------  ------------- -------------  -------------

                      $   780,500    $ 6,028,430   $ 6,808,930    $ 1,609,200
                      ============  ============= =============  =============

Foxhunt Joint Vtr.
  Kettering, OH       $   387,500    $ 5,107,141   $ 5,494,641    $ 2,977,048    1972          09/91
                      ============  ============= =============  =============


Lakeview Joint Vtr.
   Milwaukee, WI      $        -     $         -   $         -    $         -    1971          09/92
                      ============  ============= =============  =============


SCHEDULE III
   (Continued)


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B
              ----------------------------------------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1998
                                -----------------

(1)      Cost for Federal income tax purposes is $6,808,930.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1998, 1997 and 1996 follows:



                                                                  Partnership Properties
                                                         1998               1997               1996
                                                    ---------------    ---------------    --------------

Balance at beginning of period                         $ 6,808,930        $ 6,764,094       $ 6,727,594
  Additions                                               -                   188,862            36,500
  Dispositions                                            -                 (144,026)           -
                                                    ---------------    ---------------    --------------
Balance at end of period                               $ 6,808,930         $6,808,930       $ 6,764,094
                                                    ===============    ===============    ==============

                                                                 Joint Venture Properties
                                                         1998               1997              1996
                                                    ---------------    ---------------    --------------

Balance at beginning of period                         $ 9,588,006        $ 9,575,341       $ 9,440,469
  Additions                                                 68,970             12,665           134,872
  Dispositions                                          (4,162,335)           -                  -
                                                    ---------------    ---------------    --------------
Balance at end of period                               $ 5,494,641         $9,588,006       $ 9,575,341
                                                    ===============    ===============    ==============

 (3)   A reconciliation of accumulated depreciation for building and improvements for the years ended December 31, 1998, 1997 and 1996 follows:
                                                                   Partnership Properties
                                                         1998               1997               1996
                                                    ---------------    ---------------    ----------------

Balance at beginning of period                         $ 1,376,933        $ 1,178,672       $   946,012
  Depreciation expense                                     232,267            237,150           232,660
  Dispositions                                            -                   (38,889)            -
                                                    ---------------    ---------------    ----------------
Balance at end of period                               $ 1,609,200        $ 1,376,933       $ 1,178,672
                                                    ===============    ===============    ================

                                                                   Joint Venture Properties
                                                           1998              1997              1996
                                                       --------------    --------------    --------------

Balance at beginning of period                         $ 4,570,419        $ 4,181,524       $ 3,960,296
  Depreciation expense                                     209,647            388,895           221,228
  Dispositions                                          (1,803,018)           -                 -
                                                       --------------    --------------    --------------
Balance at end of period                               $ 2,977,048        $ 4,570,419       $ 4,181,524
                                                       ==============    ==============    ==============



(4) Balance applies entirely to buildings. All properties are depreciated over 25 year lives.

(5) Sale of Lakeview Apartments in 1998 and flood at Fairway Club (formerly The Villa) in 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-VI B


         By:      /S/  JOSEPH M. JAYSON                               04/14/99
                  ---  ----------------                               --------
                  JOSEPH M. JAYSON,                                    Date
                  Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         By:      /S/  JOSEPH M. JAYSON                               04/14/99
                  ---------------------                               --------
                  JOSEPH M. JAYSON, President                          Date
                  Principal Executive Officer and Director

                  /S/  MICHAEL J. COLMERAUER                          04/14/99
                  --------------------------                          --------
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