Form 10-Q
period 1999-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1999-06-01
CIK 822784

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
March 31, 1999                                                33-17579

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
             (Exact Name of Registrant as specified in its charter)


        Delaware                                 16-1309988
(State of Formation)                   (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. ( X )

As of March 31, 1999 the registrant had 78,625.10 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------

                                      INDEX
                                      -----


                                                                                   PAGE NO.
                                                                                   --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------

                  Balance Sheets -
                           March 31, 1999 and December 31, 1998                         3

                  Statements of Operations -
                           Three Months Ended March 31, 1999 and 1998                   4

                  Statements of Cash Flows -
                           Three Months Ended March 31, 1999 and 1998                   5

                  Statements of Partners' (Deficit) Capital -
                           Three Months Ended March 31, 1999 and 1998                   6

                  Notes to Financial Statements                                      7 - 21


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
----------------------------------------------
         FINANCIAL CONDITION & RESULTS OF OPERATIONS                                22 - 24
         -------------------------------------------

PART III:  FINANCIAL DATA SCHEDULE
---------  -----------------------


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1999 and December 31, 1998
                      ------------------------------------
                                   (Unaudited)

                                                                         March 31,                 December 31,
                                                                           1999                        1998
                                                                           ----                        ----
ASSETS
------

Property, at cost:
     Land                                                                  $   780,500                $   780,500
     Buildings and improvements                                              6,028,430                  6,028,430
     Furniture, fixtures and equipment                                         255,652                    255,652
                                                                     ------------------          -----------------
                                                                             7,064,582                  7,064,582
     Less accumulated depreciation                                           1,935,963                  1,874,186
                                                                     ------------------          -----------------
          Property, net                                                      5,128,619                  5,190,396

Investments in real estate joint ventures                                      196,203                    230,429

Cash                                                                           739,545                    842,779
Accounts receivable - affiliate                                                122,257                     99,995
Escrow deposits                                                                302,113                    328,770
Mortgage costs, net of accumulated amortization
     of $21,038 and $18,207 respectively                                       318,668                    321,499
Other assets                                                                    30,770                     31,676
                                                                     ------------------          -----------------

            Total Assets                                                   $ 6,838,175                $ 7,045,544
                                                                     ==================          =================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages payable                                                     $ 5,277,930                $ 5,309,087
     Accounts payable and accrued expenses                                     231,386                    232,180
     Security deposits and prepaid rents                                       100,425                     91,261
                                                                     ------------------          -----------------
            Total Liabilities                                                5,609,741                  5,632,528
                                                                     ------------------          -----------------

Partners' (Deficit) Capital:
     General partners                                                         (147,674)                  (142,137)
     Limited partners                                                        1,376,108                  1,555,153
                                                                     ------------------          -----------------
           Total Partners' Capital                                           1,228,434                  1,413,016
                                                                     ------------------          -----------------

           Total Liabilities and Partners' Capital                         $ 6,838,175                $ 7,045,544
                                                                     ==================          =================

                        See notes to financial statements


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)
                                                                       Three Months                Three Months
                                                                           Ended                      Ended
                                                                         March 31,                  March 31,
                                                                           1999                        1998
                                                                           ----                        ----
Income:
     Rental                                                                  $ 441,941                  $ 394,281
     Interest and other income                                                  20,247                     17,142
                                                                                                 -----------------
                                                                     ------------------
     Total income                                                              462,188                    411,423
                                                                     ------------------          -----------------

Expenses:
     Property operations                                                       338,662                    404,170
     Interest                                                                  112,597                    115,984
     Depreciation and amortization                                              64,608                     64,608
     Administrative:
          To affiliates                                                         41,143                     41,463
          Other                                                                 55,534                     56,391
                                                                                                 -----------------
                                                                     ------------------
     Total expenses                                                            612,544                    682,616
                                                                     ------------------          -----------------

Loss before allocated loss from joint venture                                 (150,356)                  (271,193)

Allocated loss from joint ventures                                             (34,226)                   (28,386)
                                                                     ------------------          -----------------

Net loss                                                                    $ (184,582)                $ (299,579)
                                                                     ==================          =================

Loss per limited partnership unit                                           $    (2.28)                $    (3.70)
                                                                     ==================          =================

Distributions per limited partnership unit                                  $        -                 $        -
                                                                     ==================          =================

Weighted average number of
     limited partnership units
     outstanding                                                              78,625.1                   78,625.1
                                                                     ==================          =================

                        See notes to financial statements


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

                                                                       Three Months                Three Months
                                                                           Ended                      Ended
                                                                         March 31,                  March 31,
                                                                           1999                        1998
                                                                           ----                        ----
Cash flow from operating activities:
     Net loss                                                               $ (184,582)                $ (299,579)

Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                              64,608                     64,749
     Net loss from joint venture(s)                                             34,226                     28,386
Changes in operating assets and liabilities:
     Other assets                                                                  906                     (1,040)
     Accounts payable and accrued expenses                                        (794)                    26,724
     Security deposits and prepaid rent                                          9,164                    (39,567)
                                                                     ------------------          -----------------
Net cash used in operating activities                                          (76,472)                  (220,327)
                                                                     ------------------          -----------------

Cash flow from investing activities:
     (Increase) in accounts receivable - affiliates                            (22,262)                         -
     Decrease in escrow deposits                                                26,657                     47,457
                                                                     ------------------          -----------------
Net cash provided by investing activities                                        4,395                     47,457
                                                                     ------------------          -----------------

Cash flows from financing activities:
     Principal payments on mortgages and
     net cash used in financing activities                                     (31,157)                    (6,563)
                                                                     ------------------          -----------------

Decrease in cash                                                              (103,234)                  (179,433)

Cash - beginning of period                                                     842,779                  1,421,615
                                                                     ------------------          -----------------

Cash - end of period                                                         $ 739,545                $ 1,242,182
                                                                     ==================          =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                  $ 112,597                $   115,984
                                                                     ==================          =================

                        See notes to financial statements


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)


                                                                 General                       Limited Partners
                                                                Partners
                                                                 Amount                 Units                  Amount
                                                                 ------                 -----                  ------
Balance, January 1, 1998                                           $ (122,707)           78,625.1               $ 2,438,063

Net loss                                                               (8,987)                  -                  (290,591)
                                                            ------------------      --------------        ------------------

Balance, March 31, 1998                                            $ (131,694)           78,625.1               $ 2,147,472
                                                            ==================      ==============        ==================



Balance, January 1, 1999                                           $ (142,137)           78,625.1               $ 1,555,153

Net loss                                                               (5,537)                  -                  (179,045)
                                                            ------------------      --------------        ------------------

Balance, March 31, 1999                                            $ (147,674)           78,625.1               $ 1,376,108
                                                            ==================      ==============        ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)


1.    GENERAL PARTNERS' DISCLOSURE
      ----------------------------

      In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-B, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the three month periods ended March 31, 1999 and 1998, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

      Unconsolidated Joint Ventures
      -----------------------------

      The Partnership's investment in affiliated real estate joint venture(s) are accounted for on the equity method. The joint venture(s) are not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

      Rental Income
      -------------

      Leases for residential properties have terms of one year or less. Rental income is recognized on the straight line method over the term of the lease.

      Rents Receivable
      ----------------

      Due to the nature of these accounts, residential rents receivable are fully reserved as of March 31, 1999 and 1998.

      Income (Loss) per Limited Partnership Unit
      ------------------------------------------

      The income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period.

      ------------------------------------------------------

      Comprehensive Income
      --------------------

      The Partnership has adopted Statement of Financial Accounting Standards
      (SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

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


5.    MORTGAGES PAYABLE
      -----------------

      In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

      Fairway Club (formerly The Villa)
      ---------------------------------

      A mortgage with a balance of $2,598,554 and $2,639,105 at March 31, 1999 and 1998, respectively, providing for monthly principal and interest payments of $20,002, bearing interest at 8.30%. The note matures June 2027. The mortgage is secured by the assets of Fairway Club (formerly The Villa) Apartment complex.

      -----------------------------

      Players Club
      ------------

      A mortgage with a balance of $2,679,376 and $2,699,977 at March 31, 1999 and 1998, respectively, providing for principal and interest payments of $20,824, bearing interest at 8.48%. The note matures June 2027.
      The mortgage is secured by the assets of Players Club Apartment complex.

      The aggregate maturities of mortgages payable for each of the next five years are as follows:

                           Year                            Amount
                           ----                            ------

                           1999                      $        46,170
                           2000                               50,196
                           2001                               54,574
                           2002                               59,333
                           2003                               64,507
                           Thereafter                      5,034,307
                                                     ---------------

                           TOTAL                     $     5,309,087
                                                     ===============



6.    RELATED PARTY TRANSACTIONS
      --------------------------

      Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled $20,091 for both the three months ended March 31, 1999 and 1998.

      According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the three months ended March 31, 1999 or 1998.

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

      Accounts receivable - affiliates amounted to $122,257 at March 31, 1999. The majority of this balance was reimbursed during the second quarter of 1999; the balance is in the process of being reimbursed.

      Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $3,168 for the three months ended March 31, 1999 and 1998.

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

      ------------------------

      The reconciliation of net loss for the three months ended March 31, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:

                                                           March 31,                 March 31,
                                                             1999                     1998
                                                             ----                     ----
      Net loss - statement of operations                $ ( 184,582)               $  (299,554)

      Add to (deduct from):
         Difference in depreciation                           7,800                      8,348
         Tax basis adjustments -
         Joint Ventures                                       5,000                   ( 17,973)
         Other non-deductible expenses                       15,600                          -
                                                      -------------              -------------

      Net loss - tax return purposes                     $( 156,182)              $  ( 309,179)
                                                      =============              =============

      The reconciliation of Partners' Capital as of March 31, 1999 and December 31, 1998 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                        March 31,               December 31,
                                                          1999                      1998
                                                          ----                      ----
     Partners' Capital - balance sheet                $ 1,228,434               $ 1,413,016

     Add to (deduct from):
         Accumulated difference in
         depreciation                                 (     1,033)               (    8,833)
         Tax basis adjustment -
         Joint Ventures                                    88,555                    83,555
         Syndication fees                               1,179,381                 1,179,381
         Other non-deductible expenses                    346,898                   331,298
                                                     ------------              ------------

     Partners' Capital - tax return purposes         $  2,842,235               $ 2,998,417
                                                     ============              ============

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

      In July of 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Foxhunt Apartments with a carrying amount of $2,886,577 and a net loss of $129,930 for the year then ended. Management has determined that a sale of the property is in the best interest of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, was signed with an anticipated sales price of $7.4 million. The agreement was subsequently canceled in 1997 by the buyer.

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


                             FOX HUNT JOINT VENTURE
                             ----------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1999 and December 31, 1998
                      ------------------------------------


                                                                              March 31,           December 31
                                                                                1999                  1998
                                                                                ----                  ----
ASSETS
------
    Cash and cash equivalents                                                  $   639,927           $ 1,014,583
    Property, net of accumulated depreciation                                    2,457,968             2,530,775
    Accounts receivable - affiliates                                                46,608               228,256
    Mortgage costs                                                                  81,163               128,910
    Other assets                                                                   818,941               361,253
                                                                           ----------------     -----------------

                 Total Assets                                                  $ 4,044,607           $ 4,263,777
                                                                           ================     =================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgage payable                                                          $ 6,000,000           $ 6,000,000
     Accounts payable  and accrued expenses                                        382,722               294,685
     Other liabilities                                                             103,161               112,747
                                                                           ----------------     -----------------
                 Total Liabilities                                               6,485,883             6,407,432
                                                                           ----------------     -----------------

Partners' Capital                                                               (2,441,276)           (2,143,655)
                                                                           ----------------     -----------------

                Total Liabilities and Partners' Capital                        $ 4,044,607           $ 4,263,777
                                                                           ================     =================




                             FOX HUNT JOINT VENTURE
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------


                                                                            Three Months          Three Months
                                                                                Ended                Ended
                                                                              March 31,            March 31,
                                                                                1999                  1998
                                                                                ----                  ----
Income:
     Rental                                                                      $ 332,044             $ 339,183
     Interest and other income                                                      23,229                21,559
                                                                           ----------------     -----------------
     Total income                                                                  355,273               360,742
                                                                           ----------------     -----------------

Expenses:
     Property operations                                                           330,825               208,416
     Depreciation and amortization                                                 120,553                74,905
     Interest                                                                      130,938               101,365
     Administrative                                                                 70,578                50,901
                                                                           ----------------     -----------------
     Total expenses                                                                652,894               435,587
                                                                           ----------------     -----------------

Net income (loss)                                                               $ (297,621)            $ (74,845)
                                                                           ================     =================



Allocation of net income (loss):

     The Partnership                                                            $  (34,226)            $  (8,607)
     Other Joint Venturer (RPILP II)                                              (263,395)              (66,238)
                                                                           ----------------     -----------------

                                                                                $ (297,621)            $ (74,845)
                                                                           ================     =================

      ---------------------------------------
      A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                              1999               1998
                                                              ----               ----
      Investment in joint venture, January 1              $   267,383          $  375,900
      Allocation of net (loss) income                         (34,226)            ( 8,607)
                                                          -----------          ----------

      Investment in joint venture, March 31               $   233,157          $  367,293
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

      The joint venture agreement provides that any income, loss, cash flow or sale proceeds be allocated 16.22% to the Partnership and 83.78% to RPILP
      IV. The allocated net loss of the joint venture for the three month period ended March 31, 1998 has been included in the statement of operations for the Partnership.

      In July of 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Lakeview Village Apartments with a carrying amount of $2,507,241 and a net loss of $222,600 for the year ended December 31, 1996. Management has determined that a sale of the property is in the best interest of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, was signed with an anticipated sales price of $4,090,000. The agreement was subsequently canceled in 1997 by the buyer. In December 1998, management closed on the sale of this property. The sales price was $3,400,000, and the resulting gain for financial statement purposes was $851,317. The Lakeview Joint Venture satisfied the majority of its mortgage liability using the proceeds from the sale of its property. The remaining obligation was forgiven by the lender, resulting in an extraordinary gain of $253,159 for financial statement purposes.

      The Partnership, as General Partner, may be required to satisfy the outstanding liabilities of the Lakeview Joint Venture in excess of its ownership interest.

      ---------------------------------------

      Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the three months ended March 31, 1998 totaled approximately $42,000.

      The equity ownership percentage was determined based upon the cash paid into the joint venture by the Partnership as a percentage of the general partner's estimate of the fair market value of the apartment complex and other net assets at the date of inception.

      A summary of the assets, liabilities and partners' capital of the joint venture as of March 31, 1999 and December 31, 1998 and the results of its operations for the three months ended March 31, 1999 and 1998 is as follows:

                             LAKEVIEW JOINT VENTURE
                             ----------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1998 and December 31, 1997
                       -----------------------------------


                                                                              March 31,             December 31,
                                                                                 1999                   1998
                                                                                 ----                   ----
ASSETS
------

    Property, net of accumulated depreciation                                      $      -               $      -
    Other assets                                                                     25,264                 25,264
                                                                           -----------------      -----------------

                 Total Assets                                                      $ 25,264               $ 25,264
                                                                           =================      =================



LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Accounts payable  and accrued expenses                                        $ 90,452               $ 90,452
     Accounts payable - affiliates                                                  410,862                410,862
                                                                           -----------------      -----------------
                 Total Liabilities                                                  501,314                501,314
                                                                           -----------------      -----------------

Partners' (Deficit)                                                                (476,050)              (476,050)
                                                                           -----------------      -----------------

                Total Liabilities and Partners' (Deficit) Capital                  $ 25,264               $ 25,264
                                                                           =================      =================

                             LAKEVIEW JOINT VENTURE
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------


                                                                             Three Months           Three Months
                                                                                Ended                  Ended
                                                                              March 31,              March 31,
                                                                                 1999                   1998
                                                                                 ----                   ----

Income:
     Rental                                                                     $         -             $   81,081
     Interest and other income                                                            -                  3,744
                                                                           -----------------      -----------------
     Total income                                                                         -                 84,825
                                                                           -----------------      -----------------

Expenses:
     Property operations                                                                  -                 82,732
     Depreciation and amortization                                                        -                 43,743
     Interest                                                                             -                 51,544
     Administrative                                                                       -                 28,746
                                                                           -----------------      -----------------
     Total expenses                                                                       -                206,765
                                                                           -----------------      -----------------

Net loss                                                                        $         -             $ (121,940)
                                                                           =================      =================



Allocation of net loss:

     The Partnership                                                            $         -             $  (19,779)
     Other Joint Venturer                                                                 -               (102,161)
                                                                           -----------------      -----------------

                                                                                $         -             $ (121,940)
                                                                           =================      =================


      ---------------------------------------

      A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                               1999             1998
                                                               ----             ----
      Investment in joint venture, January 1               $  (36,954)        $ ( 28,675)
      Allocation of net loss                                        -          (  19,779)
                                                           -----------        -----------

      Investment in joint venture, March 31                $  (36,954)        $ ( 48,454)
                                                           ===========        ===========

      PART II  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS.
               ------------------------------------


      Liquidity and Capital Resources
      -------------------------------

      The Partnership continued to utilize existing cash to fund its operations. At March 31, 1999, management feels there is still adequate cash to complete scheduled capital improvements (both capitalizable and non-capitalizable). Management continues to replace carpeting and appliances as needed to either rent an apartment or maintain a current resident. Other capital improvements and/or physical improvements planned and/or in process include continuing both interior and exterior painting, repairs and possible replacement of some concrete sidewalks, resurfacing of the tennis courts, and completion of roof and gutter repairs at Fairway Club (formerly The Villas). Management continues to stress to its on-site employees the importance of physical appearance as a means of attracting new tenants.

      No distribution was made during the three months ended March 31, 1999 or 1998. It is uncertain as to when the Partnership will be in a position to resume making distributions, although management is hopeful that a distribution will be made in the current year once the capital improvement work scheduled at the properties is either completed or the full costs may be measured.

      Management has been concentrating heavily on increasing occupancies and at the same time controlling expenses. Occupancy at Fairway Club Apartments (formerly The Villas) has increased up to 84.9% at March 31, 1999; in the previous year, occupancy at this property had declined to a low of 70%. Occupancy at Players Club remains consistently high reaching 98.6% at March 31, 1999. The General Partner feels that the Partnership will continue to see improvements in the next several months of 1999 due to the completion of on-going improvements being made to the property.

      During 1998, Lakeview Apartments located in Milwaukee, Wisconsin was put into receivership by the lender. This was done as a result of the Partnership's failure to make regular principal and interest payments on its mortgage. Due to the poor financial condition of this property and the extremely low occupancy, management put significant efforts and time into selling the property and were eventually successful in December of 1998. The sales price was $3,400,000, and the resulting gain for financial statement purposes was $851,317. The Lakeview Joint Venture satisfied the majority of its mortgage liability using the proceeds from the sale of its property. The remaining obligation was forgiven by the lender, resulting in an extraordinary gain of $253,159 for financial statement purposes. It is expected that the Joint Venture will pay off its remaining liabilities and liquidate some time during 1999.

      Liquidity and Capital Resources (Cont'd.)
      ----------------------------------------

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

      Result of Operations
      --------------------

      For the quarter ended March 31, 1999, the Partnership's net loss was $184,582 or $2.28 per limited partnership unit. Net loss for the three months ended March 31, 1998 amounted to $299,579 or $3.70 per unit.

      Result of Operations (Cont'd.)
      ------------------------------

      Partnership revenue for the quarter ended March 31, 1999 totaled $462,188, an increase of approximately $51,000 or 12% from the 1998 amount of $411,423. Total rental revenue increased by approximately $48,000, while interest and other income increased approximately $3,000 between the three months ended March 31, 1999 and 1998. The increase in rental income is the result of higher occupancy at Fairway Club Apartments (formerly The Villas), improved collections and decreased concessions at both Fairway Club and Players Club.

      For the three months ended March 31, 1999, Partnership expenses amounted to $612,544 which is a decrease of approximately $70,000 from those incurred in the same quarter in 1998 which totaled $682,616. The decrease is virtually all related to a decrease in property operations expenses. The largest decrease in operations expenses was in contracted services; both properties in the Partnership saw an over 50% decrease in such expenses due to the fact that more maintenance work is being done by in-house maintenance staff. Players Club Apartments actually incurred higher payroll and related costs totaling approximately $10,000 for the three months ended March 31, 1999 as compared to the same period during 1998 due to more maintenance at the property being done by on-site personnel. Other decreases in property operations expenses were seen at both properties in repairs and maintenance expenses; during the first three months of 1998, Fairway Club Apartments (formerly The Villas) incurred expenses for exterior siding and other exterior structural work which was not incurred again during the three months ended March 31, 1999. Total administrative expenses remained fairly consistent between the two three month periods with only a small decrease of approximately $1,200 being recorded.

      For the three month period ended March 31, 1999, the Foxhunt Joint Venture incurred a net loss of $297,621 as compared to a loss of $74,845 for the same period in 1998. This property suffered from lower occupancies and difficulty in collections during the three month period ended March 31, 1999, but management expects the property to show improvement during the remainder of 1999 as capital and physical improvements such as sidewalk repairs, balcony repairs, installation of new lighting in common areas and painting are completed . The Partnership was allocated $34,226 and $8,607 of the total net loss for the three month periods ended March 31, 1999 and 1998, respectively.

      On a tax basis, the Partnership loss totaled $156,182 or $1.93 per limited partnership unit for the three month period ended March 31, 1999 as compared to the tax loss for the three month period ended March 31, 1998 which was $309,179 or $3.81 per limited partnership unit.

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


      REALMARK PROPERTY INVESTORS
      LIMITED PARTNERSHIP VI-B


      By:/s/  Joseph M. Jayson                                June 1, 1999
         --------------------------------------------         ------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      By: REALMARK PROPERTIES, INC.
          Corporate General Partner


          /s/  Joseph M. Jayson                               June 1, 1999
          --------------------------------------------        ------------------
          Joseph M. Jayson,                                   Date
          President and Director


          /s/  Judith P. Jayson                               June 1, 1999
          --------------------------------------------        ------------------
          Judith P. Jayson,                                   Date
          Director


          /s/  Michael J. Colmerauer                          June 1, 1999
          --------------------------------------------        ------------------
          Michael J. Colmerauer                               Date
          Secretary