Form 10-Q
period 1999-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1999-10-01
CIK 822784

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
June 30, 1999                                                33-17579

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
             (Exact Name of Registrant as specified in its charter)


        Delaware                                   16-1309988
 (State of Formation)                     (IRS Employer Identification Number)



2350 North Forest Road
Suite 12 A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1999 the registrant had 78,625.10 units of limited partnership interest outstanding.


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------

                                      INDEX
                                      -----


                                                                          PAGE NO.
                                                                          --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------

         Balance Sheets -
                  June 30, 1999 and December 31, 1998                          3

         Statements of Operations -
                  Three Months Ended June 30, 1999 and 1998                    4

         Statements of Operations -
                  Six Months Ended June 30, 1999 and 1998                      5

         Statements of Cash Flows -
                  Six Months Ended June 30, 1999 and 1998                      6

         Statements of Partners' (Deficit) Capital -
                  Six Months Ended June 30, 1999 and 1998                      7

         Notes to Financial Statements                                        8 - 22


PART II: MANAGEMENT'S DISCUSSION & ANALYSIS OF
-------- -------------------------------------
         FINANCIAL CONDITION & RESULTS OF OPERATIONS                         23 - 26
         -------------------------------------------


PART III: FINANCIAL DATA SCHEDULE
--------- -----------------------


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1999 and December 31, 1998
                       -----------------------------------
                                   (Unaudited)

                                                                          June 30                 December 31,
                                                                           1999                       1998
                                                                           ----                       ----
ASSETS
------
Property, at cost:
     Land                                                                $   780,500                $   780,500
     Buildings and improvements                                            6,028,430                  6,028,430
     Furniture, fixtures and equipment                                       255,652                    255,652
                                                                   ------------------         ------------------
                                                                           7,064,582                  7,064,582
     Less accumulated depreciation                                         1,997,739                  1,874,186
                                                                   ------------------         ------------------
          Property, net                                                    5,066,843                  5,190,396

Investments in real estate joint ventures                                    106,333                    230,429

Cash                                                                         769,284                    842,779
Escrow deposits                                                              402,379                    328,770
Accounts receivable - affiliate                                                6,704                     99,995
Mortgage costs, net of accumulated amortization
     of $23,869 and $18,207 respectively                                     315,837                    321,499
Other assets                                                                  26,832                     31,676
                                                                   ------------------         ------------------

            Total Assets                                                 $ 6,694,212                $ 7,045,544
                                                                   ==================         ==================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Liabilities:
     Mortgages payable                                                   $ 5,267,124                $ 5,309,087
     Accounts payable and accrued expenses                                   203,254                    232,180
     Security deposits and prepaid rents                                     104,079                     91,261
     Accrued interest                                                         57,108                          -
                                                                   ------------------         ------------------
            Total Liabilities                                              5,631,565                  5,632,528
                                                                   ------------------         ------------------

Partners' (Deficit) Capital:
     General partners                                                       (152,648)                  (142,137)
     Limited partners                                                      1,215,296                  1,555,153
                                                                   ------------------         ------------------
           Total Partners' Capital                                         1,062,647                  1,413,016
                                                                   ------------------         ------------------

           Total Liabilities and Partners' Capital                       $ 6,694,212                $ 7,045,544
                                                                   ==================         ==================

                        See notes to financial statements


                                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
                                 ----------------------------------------------------
                                               STATEMENTS OF OPERATIONS
                                               ------------------------
                                      Three Months Ended June 30, 1999 and 1998
                                      -----------------------------------------
                                                     (Unaudited)


                                                                            Three Months                Three Months
                                                                                Ended                      Ended
                                                                              June 30,                    June 30,
                                                                                1999                        1998
                                                                                ----                        ----

Income:
     Rental                                                                   $  429,899                 $  352,906
     Interest and other income                                                    14,540                     21,694
                                                                                                   -----------------
                                                                       ------------------
     Total income                                                                444,439                    374,600
                                                                       ------------------          -----------------

Expenses:
     Property operations                                                         328,460                    307,059
     Interest                                                                    111,671                    113,552
     Depreciation and amortization                                                64,608                     64,608
     Administrative:
          To affiliates                                                           46,324                     41,867
          Other                                                                   55,018                     61,527
                                                                                                   -----------------
                                                                       ------------------
     Total expenses                                                              606,081                    588,613
                                                                       ------------------          -----------------

Loss before allocated loss from joint ventures                                  (161,642)                  (214,013)

Allocated loss from joint ventures                                                (4,145)                   (25,293)
                                                                       ------------------          -----------------

Net loss                                                                      $ (165,787)                $ (239,306)
                                                                       ==================          =================

Loss per limited partnership unit                                             $    (2.05)                $    (2.95)
                                                                       ==================          =================

Distributions per limited partnership unit                                    $        -                 $        -
                                                                       ==================          =================

Weighted average number of
     limited partnership units
     outstanding                                                                78,625.1                   78,625.1
                                                                       ==================          =================

                        See notes to financial statements


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)

                                                                        Six Months                 Six Months
                                                                           Ended                      Ended
                                                                          June 30                    June 30
                                                                           1999                       1998
                                                                           ----                       ----
Income:
     Rental                                                             $  871,840                 $  764,329
     Interest and other income                                              34,787                     38,836
                                                                                            ------------------
                                                                 ------------------
     Total income                                                          906,627                    803,165
                                                                 ------------------         ------------------

Expenses:
     Property operations                                                   667,122                    711,229
     Interest                                                              224,268                    229,536
     Depreciation and amortization                                         129,216                    129,216
     Administrative:
          To affiliates                                                     87,467                     83,330
          Other                                                            110,552                    117,918
                                                                                            ------------------
                                                                 ------------------
     Total expenses                                                      1,218,625                  1,271,229
                                                                 ------------------         ------------------

Loss before allocated loss from joint ventures                            (311,998)                  (468,064)

Allocated loss from joint ventures                                         (38,371)                   (53,679)
                                                                 ------------------         ------------------

Net loss                                                                $ (350,369)                $ (521,743)
                                                                 ==================         ==================

Loss per limited partnership unit                                       $    (4.32)                $    (6.44)
                                                                 ==================         ==================

Distributions per limited partnership unit                              $        -                 $        -
                                                                 ==================         ==================

Weighted average number of
     limited partnership units
     outstanding                                                          78,625.1                   78,625.1
                                                                 ==================         ==================

                        See notes to financial statements


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)

                                                                        Six Months                 Six Months
                                                                           Ended                      Ended
                                                                         June 30,                   June 30,
                                                                           1999                       1998
                                                                           ----                       ----
Cash flow from operating activities:
     Net loss                                                            $ (350,369)                $ (521,743)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                                          129,216                    129,216
     Net loss from joint ventures                                            38,371                     53,679
Changes in operating assets and liabilities:
     Escrow deposits                                                        (73,609)                   (21,046)
     Other assets                                                             4,844                    (15,133)
     Accounts payable and accrued expenses                                  (28,926)                    85,361
     Security deposits and prepaid rent                                      12,818                    (51,878)
     Accrued interest                                                        57,108                          -
                                                                  ------------------         ------------------
Net cash (used in) operating activities                                    (210,547)                  (341,544)
                                                                  ------------------         ------------------

Cash flow from investing activities:
     Accounts receivable - affiliates                                        93,291                     16,176
                                                                  ------------------         ------------------
Net cash provided by investing activities                                    93,291                     16,176
                                                                  ------------------         ------------------

Cash flows from financing activities:
     Mortgage acquisition costs                                                   -                        142
     Principal payments on mortgages                                        (41,963)                   (14,689)
     Distributions from joint ventures                                       85,724                          -
                                                                  ------------------         ------------------
Net cash provided by (used in) financing activities                          43,761                    (14,547)
                                                                  ------------------         ------------------

Decrease in cash                                                            (73,495)                  (339,915)

Cash - beginning of period                                                  842,779                  1,422,361
                                                                  ------------------         ------------------

Cash - end of period                                                     $  769,284                 $1,082,446
                                                                  ==================         ==================



Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                              $  167,160                 $  167,917
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


                                                                General                        Limited Partners
                                                                Partners
                                                                 Amount                 Units                  Amount
                                                                 ------                 -----                  ------
Balance, January 1, 1998                                       $ (116,342)            78,625.1               $ 2,389,175

Net loss                                                          (15,652)                   -                  (506,091)
                                                         -----------------       --------------        ------------------

Balance, June 30, 1998                                         $ (131,994)            78,625.1               $ 1,883,084
                                                         =================       ==============        ==================



Balance, January 1, 1999                                       $ (142,137)            78,625.1               $ 1,555,153

Net loss                                                          (10,511)                   -                  (339,857)
                                                         -----------------       --------------        ------------------

Balance, June 30, 1999                                         $ (152,648)            78,625.1               $ 1,215,296
                                                         =================       ==============        ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)


1.      GENERAL PARTNERS' DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-B, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the six month periods ended June 30, 1999 and 1998, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

        Rents Receivable
        ----------------

        Due to the nature of these accounts, residential rents receivable are fully reserved as of June 30, 1999 and 1998.

        Income (Loss) per Limited Partnership Unit
        ------------------------------------------

        The income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period.
                                      -10-

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


5.      MORTGAGES PAYABLE
        -----------------

        In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

        Fairway Club (formerly The Villa)
        ---------------------------------

        A mortgage with a balance of $2,594,059 and $2,635,392 at June 30, 1999 and 1998, respectively, providing for monthly principal and interest payments of $19,864, bearing interest at 8.30%. The note matures June 2027.

        -----------------------------

        Players Club
        ------------

        A mortgage with a balance of $2,673,065 and $2,695,946 at June 30, 1999 and 1998, providing for principal and interest payments of $20,824, bearing interest at 8.48%. The note matures June 2027.

        The above mortgages are secured by the properties to which they relate.

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
                                                     ===============



6.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled approximately $40,182 for both the six months ended June 30, 1999 and 1998.

        According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the six months ended June 30, 1999 or 1998.

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

        Accounts receivable - affiliates amounted to $6,704 and $41,726 at June 30, 1999 and 1998 respectively. This balance is in the process of being reimbursed.

        Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled approximately $3,168 for the six months ended June 30, 1999 and 1998.


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

        ------------------------

        The reconciliation of net loss for the six months ended June 30, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:

                                                           June 30,                   June 30,
                                                             1999                       1998
                                                             ----                       ----
        Net loss - statement of operations            $  ( 350,369)               $   ( 521,743)

        Add to (deduct from):
         Difference in depreciation                         15,000                          100
         Tax basis adjustments -
         Joint Ventures                                     72,000                  (      250)
         Other non-deductible expenses                      31,000                        9,000
                                                     -------------              ---------------

        Net loss - tax return purposes                $  ( 232,369)               $  ( 512,893)
                                                     =============              ===============

        The reconciliation of Partners' Capital as of June 30, 1999 and December 31, 1998 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                       June 30,                 December  31,
                                                         1999                        1998
                                                         ----                        ----
        Partners' Capital - balance sheet            $  1,062,647               $  1,413,016

        Add to (deduct from):
         Accumulated difference in
         depreciation                                       6,167               (      8,833)
         Tax basis adjustment -
         Joint Ventures                                   155,555                     83,555
         Syndication fees                               1,179,381                  1,179,381
         Other non-deductible expenses                    362,298                    331,298
                                                     ------------               ------------

        Partners' Capital - tax return purposes       $ 2,766,048               $  2,998,417
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

        A summary of the assets, liabilities and partner's capital of the joint venture as of June 30, 1999 and December 31, 1998 and the results of its operations for the six months ended June 30, 1999 and 1998 is as follows:


                             FOX HUNT JOINT VENTURE
                             ----------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1999 and December 31, 1998
                       -----------------------------------


                                                                              June 30             December 31
                                                                                1999                  1998
                                                                                ----                  ----
ASSETS
------
    Cash and cash equivalents                                                  $ 591,331           $ 1,014,583
    Property, net of accumulated depreciation                                  2,512,657             2,530,775
    Accounts receivable - affiliates                                                   -               228,256
    Mortgage costs                                                               241,345               128,910
    Other assets                                                                 389,980               361,253
                                                                        -----------------     -----------------

                 Total Assets                                                $ 3,735,313           $ 4,263,777
                                                                        =================     =================



LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgage payable                                                        $ 4,482,579           $ 6,000,000
     Accounts payable  and accrued expenses                                      228,969               294,685
     Other liabilities                                                           114,991               112,747
                                                                        -----------------     -----------------
                 Total Liabilities                                             4,826,539             6,407,432
                                                                        -----------------     -----------------

Partners' Capital                                                             (2,563,037)           (2,143,655)
                                                                        -----------------     -----------------

                Total Liabilities and Partners' Capital                      $ 2,263,502           $ 4,263,777
                                                                        =================     =================




                             FOX HUNT JOINT VENTURE
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------


                                                                             Six Months            Six Months
                                                                               Ended                 Ended
                                                                              June 30,              June 30,
                                                                                1999                  1998
                                                                                ----                  ----
Income:
     Rental                                                                    $ 688,211             $ 679,086
     Interest and other income                                                    46,282                57,921
                                                                        -----------------     -----------------
     Total income                                                                734,493               737,007
                                                                        -----------------     -----------------

Expenses:
     Property operations                                                         445,844               426,001
     Depreciation and amortization                                               241,106               149,809
     Interest                                                                    257,501               206,279
     Administrative                                                              123,699               132,109
                                                                        -----------------     -----------------
     Total expenses                                                            1,068,150               914,198
                                                                        -----------------     -----------------

Net income (loss)                                                             $ (333,657)           $ (177,191)
                                                                        =================     =================



Allocation of net income (loss):

     The Partnership                                                           $ (38,371)            $ (20,377)
     Other Joint Venturer (RPILP II)                                            (295,286)             (156,814)
                                                                        -----------------     -----------------

                                                                              $ (333,657)           $ (177,191)
                                                                        =================     =================


        ----------------------------------------

        A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                                       1999                  1998
                                                                       ----                  ----
        Investment in joint venture, January 1                      $   267,383          $   375,900
        Allocation of net loss                                          (38,371)             (20,377)
        Distribution                                                    (85,724)                   -
                                                                    ------------         ------------

        Investment in joint venture, June 30                        $   143,288          $   355,523
                                                                    ============         ============


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

        A summary of the assets, liabilities and partners' capital of the joint venture as of June 30, 1999 and December 31, 1998 and the results of its operations for the six months ended June 30, 1999 and 1998 is as follows:

                             LAKEVIEW JOINT VENTURE
                             ----------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1999 and December 31, 1998
                       -----------------------------------


                                                                              June 30,            December 31,
                                                                                1999                  1998
                                                                                ----                  ----
ASSETS
------

    Property, net of accumulated depreciation                                     $      -               $      -
    Other assets                                                                    25,264                 25,264
                                                                          -----------------     ------------------

                 Total Assets                                                     $ 25,264               $ 25,264
                                                                          =================     ==================




LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Accounts payable  and accrued expenses                                         90,452               $ 90,452
     Accounts payable - affiliates                                                 410,862                410,862
                                                                          -----------------     ------------------
                 Total Liabilities                                                 501,314                501,314
                                                                          -----------------     ------------------

Partners' (Deficit)                                                               (476,050)              (476,050)
                                                                          -----------------     ------------------

                Total Liabilities and Partners' (Deficit) Capital                 $ 25,264               $ 25,264
                                                                          =================     ==================

                                      -20-


                             LAKEVIEW JOINT VENTURE
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1999 and 1998


                                                                             Six Months            Six Months
                                                                               Ended                  Ended
                                                                              June 30,              June 30,
                                                                                1999                  1998
                                                                                ----                  ----
Income:
     Rental                                                                            $ -             $  142,122
     Interest and other income                                                           -                  6,131
                                                                          -----------------     ------------------
     Total income                                                                        -                148,253
                                                                          -----------------     ------------------

Expenses:
     Property operations                                                                 -                165,244
     Depreciation and amortization                                                       -                 72,906
     Interest                                                                            -                 85,509
     Administrative                                                                      -                 29,906
                                                                          -----------------     ------------------
     Total expenses                                                                      -                353,565
                                                                          -----------------     ------------------

Net loss                                                                               $ -             $ (205,312)
                                                                          =================     ==================



Allocation of net loss:

     The Partnership                                                                   $ -             $  (33,302)
     Other Joint Venturer                                                                -               (172,010)
                                                                          -----------------     ------------------

                                                                                       $ -             $ (205,312)
                                                                          =================     ==================


        ----------------------------------------

        A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                                       1998               1997
                                                                       ----               ----
        Investment in joint venture, January 1                      $  (36,954)        $   (28,675)
        Allocation of net loss                                               -             (33,302)
                                                                    -----------        ------------

        Investment in joint venture, June 30                        $  (36,954)        $    (61,977)
                                                                    ===========        ============

PART II  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------


Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain sufficient cash balances to enable it to provide for future capital improvements. Management has been replacing all worn carpets and old appliances at both Players Club and Fairway Club (formerly The Villa Apartments). Other capital improvements and/or physical improvements planned include both interior and exterior painting and completion of roof repairs at The Villa Apartments. Management continues to stress to its on-site employees the importance of physical appearance as a means of attracting new tenants. Management feels these properties are located in desirable areas where the market is strong for apartment rentals; the physical appearance of these properties is what management believes will set them apart from the competition.

No distributions were made during the six months ended June 30, 1999 or 1998. The General Partner does hope to resume making distributions during the last six months of 1999.

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

-------------------------------------------

The General Partners successfully refinanced the mortgage on Foxhunt Apartments in July 1998. The new mortgage calls for interest only payments for one year and matures August 1, 1999. Management received an extension on this loan until September 30, 1999. The General Partners believe the mortgage will have permanent financing by that date.

The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is expected to take three months. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by October 31, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.

Result of Operations
--------------------

For the quarter ended June 30, 1999, the Partnership's net loss was $165,787 or $2.05 per limited partnership unit. Net loss for the quarter ended June 30, 1998 amounted to $239,306 or $2.95 per unit. For the six month period ended June 30, 1999, the net loss was $350,369 or $4.32 per limited partnership unit as compared to $521,743 or $6.44 per limited partnership unit for the six month period ended June 30, 1998.

Partnership revenue for the quarter ended June 30, 1999 totaled $444,439, an increase of approximately $70,000 from the 1998 amount of $374,600. Total rental revenue during this quarter increased almost $77,000, with the majority of the increase being attributed to decreased vacancies at Fairway Club (formerly The Villa); vacancies at this complex decreased by approximately 39%. For the first six months of 1999, rental revenue increased approximately $107,500 as compared to the first six months of 1998; other income decreased a modest $4,000 mostly due to decreased late charges at Fairway Club.

For the quarter ended June 30, 1999, Partnership expenses amounted to $606,081 which is an increase of approximately $17,000 from those incurred in the same quarter in 1998. For the six month period ended June 30, 1999, Partnership expenses amounted to $1,218,625 which is a decrease of approximately $52,600 as compared to the same period in 1998 when expenses totaled $1,271,229. The most notable decrease was found in property operations expenditures. More specifically, decreases were noted again (i.e., the same was noted in the first quarter of 1999) in the second quarter of 1999 in contracted services at both properties in the Partnership due to the fact that more maintenance work is being done by in-house maintenance staff. Payroll and related costs increased for the six months ended June 30, 1999 as compared to the same period during 1998 due to more maintenance at the property being done by on-site personnel. Management expects to see some increases in property operations expenses at Fairway Club in the remaining six months of 1999 as contracts have either been signed or management is in the process of obtaining bids for roof repairs, concrete repairs to sidewalks, resurfacing of the tennis courts and patching, sealing and re-striping of the parking lot(s). The estimated cost to complete these items is approximately $30,000. At Players Club, the only capital improvement scheduled/planned is the replacement of stairs to the second floor of apartments; this is estimated to cost approximately $8,000. Administrative expenses in total remained fairly consistent between the two six month periods with only a small decrease of approximately $3,200 being recorded.

--------------------------------

For the six month period ended June 30, 1999, the Foxhunt Joint Venture had a loss of $333,657 as compared to a loss of $177,191 for the same period in 1998. According to the Joint Venture agreement, the Partnership was allocated $38,371 of the loss for the six months ended June 30, 1999. The increased loss is primarily the result of increased depreciation expense recorded during the six months ended June 30, 1999; during a portion of the six months ended June 30, 1998, Foxhunt Apartments were deemed to be held for sale and according to accounting pronouncements were therefore not depreciated during this period.

On a tax basis, the Partnership loss totaled $232,369 or $2.87 per limited partnership unit for the six month period ended June 30, 1999 as compared to the tax loss for the six month period ended June 30, 1998 which was $512,893 or $6.33 per limited partnership unit.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP VI-B


By:      /s/  Joseph M. Jayson                                September 29, 1999
         ---------------------                                ------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner and
         Principal Financial Officer