Form 10-Q
period 1999-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 1999-11-22
CIK 822784

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                    Commission File Number
September 30, 1999                                               33-17579


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


      Delaware                                           16-1309988
--------------------                        ------------------------------------
(State of Formation)                        (IRS Employer Identification Number)


2350 North Forest Road
Suite 12 A
Getzville, New York  14068
---------------------------------------
(Address of Principal Executive Office)


Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. /X/

As of September 30, 1999 the registrant had 78,625.10 units of limited partnership interest outstanding.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------

                                      INDEX
                                      -----

                                                                                     PAGE NO.
                                                                                     --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

                  Balance Sheets -
                           September 30, 1999 and December 31, 1998                     3

                  Statements of Operations -
                           Three Months Ended September 30, 1999 and 1998               4

                  Statements of Operations -
                           Nine Months Ended September 30, 1999 and 1998                5

                  Statements of Cash Flows -
                           Nine Months Ended September 30, 1999 and 1998                6

                  Statements of Partners' (Deficit) Capital -
                           Nine Months Ended September 30, 1999 and 1998                7

                  Notes to Financial Statements                                       8 - 21


PART II:    MANAGEMENT'S DISCUSSION & ANALYSIS OF
-------     FINANCIAL CONDITION & RESULTS OF
            OPERATIONS                                                               22 - 24
            ----------


PART III:   FINANCIAL DATA SCHEDULE                                                    27
---------   -----------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1999 and December 31, 1998
                    ----------------------------------------
                                   (Unaudited)

                                                                       September 30,              December 31,
                                                                           1999                       1998
                                                                           ----                       ----
ASSETS
------

Property, at cost:
     Land                                                                  $   780,500                $   780,500
     Buildings and improvements                                              6,028,430                  6,028,430
     Furniture, fixtures and equipment                                         255,652                    255,652
                                                                     ------------------         ------------------
                                                                             7,064,582                  7,064,582
     Less accumulated depreciation                                           2,059,517                  1,874,186
                                                                     ------------------         ------------------
          Property, net                                                      5,005,065                  5,190,396

Investments in real estate joint ventures                                       83,829                    230,429

Cash                                                                           823,665                    842,779
Escrow deposits                                                                284,671                    328,770
Accounts receivable - affiliate                                                 37,612                     99,995
Mortgage costs, net of accumulated amortization
     of $26,700 and $18,207 respectively                                       313,006                    321,499
Other assets                                                                    56,920                     31,676
                                                                     ------------------         ------------------

            Total Assets                                                   $ 6,604,768                $ 7,045,544
                                                                     ==================         ==================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Mortgages payable                                                     $ 5,279,863                $ 5,309,087
     Accounts payable and accrued expenses                                     238,324                    232,180
     Security deposits and prepaid rents                                        99,082                     91,261
     Accrued interest                                                           57,108                          -
                                                                     ------------------         ------------------
            Total Liabilities                                                5,674,377                  5,632,528
                                                                     ------------------         ------------------

Partners' (Deficit) Capital:
     General partners                                                         (156,616)                  (142,137)
     Limited partners                                                        1,087,007                  1,555,153
                                                                     ------------------         ------------------
           Total Partners' Capital                                             930,391                  1,413,016
                                                                     ------------------         ------------------

           Total Liabilities and Partners' Capital                         $ 6,604,768                $ 7,045,544
                                                                     ==================         ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 Three Months Ended September 30, 1999 and 1998
                 ----------------------------------------------
                                   (Unaudited)

                                                                            Three Months                Three Months
                                                                                Ended                      Ended
                                                                            September 30,              September 30,
                                                                                1999                        1998
                                                                                ----                        ----
Income:
     Rental                                                                      $  434,582                 $  357,287
     Interest and other income                                                       21,236                     15,204
                                                                                                      -----------------
                                                                          ------------------
     Total income                                                                   455,818                    372,491
                                                                          ------------------          -----------------

Expenses:
     Property operations                                                            290,532                    275,676
     Interest                                                                       107,696                    114,165
     Depreciation and amortization                                                   64,608                     64,608
     Administrative:
          To affiliates                                                              47,050                     41,319
          Other                                                                      55,684                     50,332
                                                                                                      -----------------
                                                                          ------------------
     Total expenses                                                                 565,570                    546,100
                                                                          ------------------          -----------------

Loss before allocated loss from joint ventures                                     (109,752)                  (173,609)

Allocated loss from joint ventures                                                  (22,504)                   (25,328)
                                                                          ------------------          -----------------

Net loss                                                                         $ (132,256)                $ (198,937)
                                                                          ==================          =================


Loss per limited partnership unit                                                $    (1.63)                $    (2.45)
                                                                          ==================          =================


Distributions per limited partnership unit                                       $        -                 $        -
                                                                          ==================          =================

Weighted average number of
     limited partnership units
     outstanding                                                                   78,625.1                   78,625.1
                                                                          ==================          =================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)

                                                                        Nine Months                Nine Months
                                                                           Ended                      Ended
                                                                       September 30,              September 30,
                                                                           1999                       1998
                                                                           ----                       ----
Income:
     Rental                                                                $ 1,306,422                $ 1,121,616
     Interest and other income                                                  56,023                     54,040
                                                                     ------------------         ------------------
     Total income                                                            1,362,445                  1,175,656
                                                                     ------------------         ------------------

Expenses:
     Property operations                                                       957,654                    986,905
     Interest                                                                  331,964                    343,701
     Depreciation and amortization                                             193,824                    193,824
     Administrative:
          To affilaites                                                        134,517                    124,649
          Other                                                                166,236                    168,250
                                                                     ------------------         ------------------
     Total expenses                                                          1,784,195                  1,817,329
                                                                     ------------------         ------------------

Loss before allocated loss from joint venture                                 (421,750)                  (641,673)

Allocated loss from joint ventures                                             (60,875)                   (79,007)
                                                                     ------------------         ------------------

Net loss                                                                    $ (482,625)                $ (720,680)
                                                                     ==================         ==================


Loss per limited partnership unit                                           $    (5.95)                $    (8.89)
                                                                     ==================         ==================


Distributions per limited partnership unit                                  $        -                 $        -
                                                                     ==================         ==================

Weighted average number of
     limited partnership units
     outstanding                                                              78,625.1                   78,625.1
                                                                     ==================         ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)

                                                                         Nine Months                Nine Months
                                                                            Ended                      Ended
                                                                        September 30,              September 30,
                                                                            1999                       1998
                                                                            ----                       ----
Cash flow from operating activities:
     Net loss                                                               $ (482,625)                  (720,680)

Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                             193,824                    193,824
     Net loss from joint ventures                                               60,875                     79,007
Changes in operating assets and liabilities:
     Escrow deposits                                                            44,099                   (101,895)
     Other assets                                                              (25,244)                     1,533
     Accounts payable and accrued expenses                                       6,144                    124,615
     Security deposits and prepaid rent                                          7,821                    (61,776)
     Accrued interest                                                           57,108                          -
                                                                     ------------------         ------------------
Net cash used in operating activities                                         (137,998)                  (485,372)
                                                                     ------------------         ------------------

Cash flow from investing activities:
     Capital expenditures                                                            -                          -
     Accounts receivable - affiliates                                           62,383                     12,254
                                                                     ------------------         ------------------
Net cash provided by investing activities                                       62,383                     12,254
                                                                     ------------------         ------------------

Cash flows from financing activities:
     Mortgage acquisition costs                                                      -                        141
     Distributions from joint ventures                                          85,725                          -
     Principal payments on mortgages                                           (29,224)                   (27,722)
                                                                     ------------------         ------------------
Net cash used in financing activities                                           56,501                    (27,581)
                                                                     ------------------         ------------------

Decrease in cash                                                               (19,114)                  (500,699)

Cash - beginning of period                                                     842,779                  1,422,361
                                                                     ------------------         ------------------

Cash - end of period                                                        $  823,665                 $  921,662
                                                                     ==================         ==================

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                 $  274,856                 $  346,596
                                                                     ==================         ==================

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)

                                                                General                        Limited Partners
                                                                Partners
                                                                 Amount                 Units                  Amount
                                                                 ------                 -----                  ------
Balance, January 1, 1998                                          $ (116,342)            78,625.1               $ 2,389,175

Net loss                                                             (21,620)                   -                  (699,060)
                                                            -----------------       --------------        ------------------

Balance, September 30, 1998                                       $ (137,962)            78,625.1               $ 1,690,115
                                                            =================       ==============        ==================





Balance, January 1, 1999                                          $ (142,137)            78,625.1               $ 1,555,153

Net loss                                                             (14,479)                   -                  (468,146)
                                                            -----------------       --------------        ------------------

Balance, September 30, 1999                                       $ (156,616)            78,625.1               $ 1,087,007
                                                            =================       ==============        ==================



                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)


1.      GENERAL PARTNERS' DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership VI-B, all adjustments necessary for a fair presentation of the Partnership's financial position, results of operations and changes in cash flows for the nine month periods ended September 30, 1999 and 1998, have been made in the financial statements. Such financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

        -------------------------------------------------------

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

        Rents Receivable
        ----------------

        Due to the nature of these accounts, residential rents receivable are fully reserved as of September 30, 1999 and 1998.

        Income (Loss) per Limited Partnership Unit
        ------------------------------------------

        The income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period.

        ------------------------------------------  -----------

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


5.      MORTGAGES PAYABLE
        -----------------

        In connection with the acquisition of rental property, the Partnership obtained mortgages as follows:

        Fairway Club (formerly The Villa)
        ---------------------------------

        A mortgage with a balance of $2,609,466 and $2,631,206 at September 30, 1999 and 1998, respectively, providing for monthly principal and interest payments of $19,864, bearing interest at 8.30%. The note matures June 2027.

        ------------------------------

        Players Club
        ------------

        A mortgage with a balance of $2,670,397 and $2,686,713 at September 30, 1999 and 1998, respectively, providing for principal and interest payments of $20,824, bearing interest at 8.48%. The note matures June 2027.

        The above mortgages are secured by the properties to which they relate.

        The aggregate maturities of mortgages payable for each of the next five years are as follows:

                           Year                   Amount
                           ----                   ------

                           1999               $     46,170
                           2000                     50,196
                           2001                     54,574
                           2002                     59,333
                           2003                     64,507
                           Thereafter            5,034,307
                                              -------------

                           TOTAL              $  5,309,087
                                              ============


6.      FAIR VALUE OF FINANCIAL INTERESTS
        ---------------------------------

        Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, accounts payable, accrued expenses, accounts payable - affiliates and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

        Management has determined that the estimated fair values of the mortgages payable on Fairway Club (formerly The Villa) and Players Club with carrying values of approximately $2,600,000 and $2,670,000 at September 30, 1999, respectively, are believed to approximate their carrying value since new mortgages were obtained recently.

7.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of certain of the Partnership's properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the complexes to be paid as fees for administering the operations of the properties. These fees totaled approximately $60,273 for both the nine months ended September 30, 1999 and 1998.

        According to the terms of the Partnership Agreement, the General Partner is also entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. There were no such fees paid or accrued for the nine months ended September 30, 1999 or 1998.

        Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other property specific expenses, such as payroll, benefits, etc. are charged to property operations on the Statement of Operations.

        Accounts receivable - affiliates amounted to $37,612 and $45,648 at September 30, 1999 and 1998 respectively. This balance is in the process of being reimbursed.

        Computer service charges for the partnerships are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled approximately $4,752 for both the nine months ended September 30, 1999 and 1998.


8.      INCOME TAXES
        ------------

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

        -------------------------

        The reconciliation of net loss for the nine months ended September 30, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes, is as follows:

                                                             September 30,              September 30,
                                                                  1999                       1998
                                                                  ----                       ----
        Net loss - statement of operations                    $( 482,625)               $  ( 689,130)

        Add to (deduct from):
         Difference in depreciation                               22,500                         150
         Tax basis adjustments -
         Joint Ventures                                          100,000                   (     375)
         Other non-deductible expenses                            45,000                      13,500
                                                              ----------                ------------

        Net loss - tax return purposes                        $( 315,125)               $  ( 675,855)
                                                              ==========                ============


        The reconciliation of Partners' Capital as of September 30, 1999 and December 31, 1998 as reported in the balance sheet, and as reported for tax purposes, is as follows:

                                                              September 30,             December  31,
                                                                  1999                       1998
                                                                  ----                       ----
        Partners' Capital - balance sheet                     $   930,391               $  1,413,016

        Add to (deduct from):
         Accumulated difference in
         depreciation                                              13,667                 (    8,833)
         Tax basis adjustment -
         Joint Ventures                                           183,555                     83,555
         Syndication fees                                       1,179,381                  1,179,381
         Other non-deductible expenses                            376,298                    331,298
                                                              -----------               ------------

        Partners' Capital - tax return purposes               $ 2,683,292               $  2,998,417
                                                              ===========               ============

9.      INVESTMENT IN JOINT VENTURES
        ----------------------------

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

        A summary of the assets, liabilities and partner's capital of the joint venture as of September 30, 1999 and December 31, 1998 and the results of its operations for the nine months ended September 30, 1999 and 1998 is as follows:

                             FOX HUNT JOINT VENTURE
                             ----------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1999 and December 31, 1998
                    ----------------------------------------

                                                                            September 30,            December 31
                                                                                 1999                   1998
                                                                                 ----                   ----
ASSETS
------

    Cash and cash equivalents                                                    $   150,189            $ 1,014,583
    Property, net of accumulated depreciation                                      2,312,356              2,530,775
    Accounts receivable - affiliates                                                   5,011                228,256
    Mortgage costs                                                                    25,769                128,910
    Other assets                                                                      41,939                361,253
                                                                          -------------------     ------------------

                 Total Assets                                                    $ 2,535,264            $ 4,263,777
                                                                          ===================     ==================



LIABILITIES AND PARTNERS' DEFICIENCY
------------------------------------

Liabilities:
     Mortgage payable                                                            $ 6,000,000            $ 6,000,000
     Accounts payable  and accrued expenses                                          131,967                294,685
     Other liabilities                                                                97,153                112,747
                                                                          -------------------     ------------------
                 Total Liabilities                                                 6,229,120              6,407,432
                                                                          -------------------     ------------------

Partners' Deficiency                                                              (2,673,003)            (2,143,655)
                                                                          -------------------     ------------------

                Total Liabilities and Partners' Deficiency                       $ 3,556,117            $ 4,263,777
                                                                          ===================     ==================

                             FOX HUNT JOINT VENTURE
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------

                                                                             Nine Months             Nine Months
                                                                                Ended                   Ended
                                                                            September 30,           September 30,
                                                                                 1999                   1998
                                                                                 ----                   ----
Income:
     Rental                                                                      $ 1,065,915            $   990,454
     Interest and other income                                                        61,209                 78,368
                                                                          -------------------     ------------------
     Total income                                                                  1,127,124              1,068,822
                                                                          -------------------     ------------------

Expenses:
     Property operations                                                             740,165                746,472
     Depreciation and amortization                                                   361,660                465,538
     Interest                                                                        382,468                353,099
     Administrative                                                                  172,179                190,731
                                                                          -------------------     ------------------
     Total expenses                                                                1,656,472              1,755,840
                                                                          -------------------     ------------------

Net loss                                                                         $  (529,348)           $  (687,018)
                                                                          ===================     ==================



Allocation of net loss:

     The Partnership                                                             $   (60,875)           $   (79,007)
     Other Joint Venturer (RPILP II)                                                (468,473)              (608,011)
                                                                          -------------------     ------------------

                                                                                 $  (529,348)           $  (687,018)
                                                                          ===================     ==================

        -----------------------------------------

        A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                                       1999             1998
                                                                       ----             ----
        Investment in joint venture, January 1                     $   267,383       $  375,900
        Distributions                                                  (85,725)               -
        Allocation of net loss                                         (60,875)         (79,007)
                                                                   -----------       ----------

        Investment in joint venture, September 30                  $   120,783       $  296,893
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

        The joint venture agreement provides that any income, loss, cash flow or sale proceeds be allocated 16.22% to the Partnership and 83.78% to RPILP
        IV. The allocated net loss of the joint venture for the nine month period ended September 30, 1999 has been included in the statement of operations for the Partnership.

        The equity ownership percentage was determined based upon the cash paid into the joint venture by the Partnership as a percentage of the general partner's estimate of the fair market value of the apartment complex and other net assets at the date of inception.

        The Lakeview Apartments were sold December 29, 1998. The sales price was $3,400,000, and the resulting gain for financial statement purposes was $851,317. The Lakeview Joint Venture satisfied the majority of its mortgage liability using the proceeds from the sale of its property. The remaining obligation was forgiven by the lender, resulting in an extraordinary gain of $253,159 for financial statement purposes. It is expected that the Joint Venture will pay off its remaining liabilities and liquidate some time before the end of 1999.

        A summary of the assets, liabilities and partners' capital of the joint venture as of September 30, 1999 and December 31, 1998 and the results of its operations for the nine months ended September 30, 1999 and 1998 is as follows:

                             LAKEVIEW JOINT VENTURE
                             ----------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1999 and December 31, 1998
                    ----------------------------------------

                                                                           September 30,         December 31,
                                                                               1999                  1998
                                                                               ----                  ----
ASSETS
------
    Propery, net of accumulated depreciation                                    $       -              $      -
    Other assets                                                                   25,264                25,264
                                                                          ----------------      ----------------
                 Total Assets                                                   $  25,264              $ 25,264
                                                                          ================      ================




LIABILITIES AND PARTNERS' DEFICIENCY
------------------------------------

Liabilities:
     Accounts payable and accrued expenses                                      $ 375,042              $ 90,452
     Accounts payable - affiliates                                                410,603               410,862
                                                                          ----------------      ----------------
                 Total Liabilities                                                785,645               501,314
                                                                          ----------------      ----------------

Partners' Deficiency                                                             (476,050)             (476,050)
                                                                          ----------------      ----------------

                Total Liabilities and Partners' Deficiency                      $ 309,595              $ 25,264
                                                                          ================      ================

                             LAKEVIEW JOINT VENTURE
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------

                                                                            Nine Months           Nine Months
                                                                               Ended                 Ended
                                                                           September 30,         September 30,
                                                                               1999                  1998
                                                                               ----                  ----
Income:
     Rental                                                                    $        -            $  252,189
     Interest and other income                                                          -                73,842
                                                                          ----------------      ----------------
     Total income                                                                       -               326,031
                                                                          ----------------      ----------------

Expenses:
     Property operations                                                                -               287,144
     Depreciation and amortization                                                      -               131,231
     Interest                                                                           -               153,409
     Administrative                                                                     -               129,077
                                                                          ----------------      ----------------
     Total expenses                                                                     -               700,861
                                                                          ----------------      ----------------

Net loss                                                                       $        -            $ (374,830)
                                                                          ================      ================



Allocation of net loss:

     The Partnership                                                           $        -            $  (60,797)
     Other Joint Venturer                                                               -              (314,033)
                                                                          ----------------      ----------------

                                                                               $        -            $ (374,830)
                                                                          ================      ================

        -----------------------------------------

        A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                                       1999                1998
                                                                       ----                ----
        Investment in joint venture, January 1                      $  (36,954)        $   (28,675)
        Allocation of net loss                                               -             (60,797)
                                                                    -----------        ------------

        Investment in joint venture, September 30                   $  (36,954)        $   (89,472)
                                                                    ===========        =============

PART II MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
            ----------------------


Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain sufficient cash balances to enable it to provide for future capital improvements. Management continues with its plans to replace all worn carpets and old appliances at both Players Club and Fairway Club (formerly The Villa Apartments). Other capital improvements and/or physical improvements either planned, scheduled or already completed include both interior and exterior painting and completion of roof repairs at The Villa Apartments. Management continues to stress to its on-site employees the importance of physical appearance as a means of attracting new tenants.

No distributions were made during the three months ended September 30, 1999 or 1998. The General Partner does hope to resume making distributions some time during the year 2000 once all capital improvement work scheduled at the properties is complete and/or the cost can be fully measured.

During 1998, Lakeview Apartments located in Milwaukee, Wisconsin was put into receivership by the lender. This was done as a result of the Partnership's failure to make regular principal and interest payments on its mortgage. Due to the poor financial condition of this property and the extremely low occupancy, management put significant efforts and time into selling the property and were eventually successful in December of 1998. The sales price was $3,400,000, and the resulting gain for financial statement purposes was $851,317. The Lakeview Joint Venture satisfied the majority of its mortgage liability using the proceeds from the sale of its property. The remaining obligation was forgiven by the lender, resulting in an extraordinary gain of $253,159 for financial statement purposes. It is expected that the Joint Venture will pay off its remaining liabilities and liquidate some time before the end of 1999.

The General Partners successfully refinanced the mortgage on Foxhunt Apartments in July 1998. The new mortgage called for interest only payments for one year and matured August 1, 1999. Management received an extension on this loan until September 30, 1999. The General Partners are currently completing the process of obtaining permanent financing for this property and expect to be completed by mid-November 1999.

--------------------------------------------

The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is expected to be complete by December 1, 1999. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management now expects to be fully Year 2000 compliant with all testing done by December 1, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.



Result of Operations
--------------------

For the quarter ended September 30, 1999, the Partnership's net loss was $132,256 or $1.63 per limited partnership unit. Net loss for the quarter ended September 30, 1998 amounted to $198,937 or $2.45 per unit. For the nine month period ended September 30, 1999, the net loss was $482,625 or $5.95 per limited partnership unit as compared to $720,680 or $8.89 per limited partnership unit for the nine month period ended September 30, 1998.

----------------------------------

Partnership revenue for the quarter ended September 30, 1999 totaled $455,818, an increase of approximately $83,000 from the 1998 amount of $372,491. Total rental revenue during this quarter increased just over $77,000, with the majority of the increase being attributed to increased occupancy and improved collections at Fairway Club (formerly The Villa). For the first nine months of 1999, rental revenue increased approximately $185,000 from the same period in 1998; other income increased modestly by approximately $2,000.

For the quarter ended September 30, 1999, Partnership expenses amounted to $565,570 which is an increase of approximately $19,000 or 3.60% from those incurred in the same quarter in 1998. For the nine month period ended September 30, 1999, Partnership expenses amounted to $1,784,195 which is a decrease of approximately $33,000 as compared to the same period in 1998 when expenses totaled $1,817,329. The most notable decrease was found in property operations expenditures. More specifically, decreases were noted again (i.e., the same was noted in the first two quarters of 1999) in the third quarter of 1999 in contracted services at both properties in the Partnership (note: the total decrease was approximately $24,000) due to the fact that more maintenance work is being done by in-house maintenance staff. There was also a corresponding increase in payroll and related expenses due to much of the work being performed by on-site personnel. The decrease in property operation costs is in large part due to a decrease in deferred expenses as much of the capital improvement work (both capitalizable and non-capitalizable) nears completion. Total administrative expenses remained fairly consistent between the two nine month periods with only a small increase of $7,900 being recorded.

For the nine month period ended September 30, 1999, the Foxhunt Joint Venture had a loss of $529,348 as compared to a loss of $687,018 for the same period in 1998. The Partnership was allocated $60,875 and $79,007 of the total net loss for the nine month periods ended September 30, 1999 and 1998, respectively.

The Lakeview Joint Venture incurred a net loss of $374,830 for the nine month period ended September 30, 1998. The Partnership was allocated $60,797 of the loss for the nine month period ended September 30, 1998. This property was sold December 29, 1998 for a sales price of $3,400,000. The sale resulted in a gain from the extinguishment of debt totaling approximately $253,000 as the lender forgave a portion of the mortgage and/or accrued interest on the debt.

On a tax basis, the Partnership loss totaled approximately $315,125 or $3.89 per limited partnership unit for the nine month period ended September 30, 1999 as compared to the tax loss for the nine month period ended September 30, 1998 which was $675,855 or $8.34 per limited partnership unit.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP VI-B


By:      /s/  Joseph M. Jayson                                November 21, 1999
         ---------------------                                -----------------
         Joseph M. Jayson,                                    Date
         Individual General Partner and
         Principal Financial Officer