Form 10-K
period 1999-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2000-04-24
CIK 822784

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   (MARK ONE)

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

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


INDICATE BY A CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]   NO [ ]

INDICATE BY A CHECK MARK IF  DISCLOSURE  OF  DELINQUENT  FILERS  PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]


                       DOCUMENTS INCORPORATED BY REFERENCE
        SEE ITEM 14 FOR A LIST OF ALL DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM  1:    BUSINESS

      The registrant, Realmark Property Investors Limited Partnership-VI B ("the Partnership"), is a Delaware limited partnership organized in 1987 pursuant to an Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), under the Delaware Revised Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner").

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

      The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. Through December 31, 1999, the Partnership owned two apartment complexes, totaling 336 units. In addition, the Partnership is a partner in the Foxhunt Apartments Joint Venture owning 11.5% of a 250 unit apartment complex in Kettering, Ohio.

      In June 1991, the Partnership purchased the 144 unit Players Club North Apartments, located in Lutz, Florida, and Fairway Club Apartments (formerly the Villas), a 192 unit apartment complex in Greenville, South Carolina. The average occupancy level at Players Club North in 1999 was 93%; Fairway Club averaged approximately 83%. For 1998, occupancy at Players Club North averaged 97%, while Fairway Club was 71%. Occupancy during 1997 averaged 95% at Players Club North and 83% at Fairway Club For the year ended December 31, 1999, Players Club accounted for approximately 45% of total Partnership revenue, while Fairway Club accounted for 55%. Fairway Club accounted for approximately 45% of total Partnership revenue generated during 1998 and Players Club generated approximately 55% of total Partnership revenue during the same year. For the year ended December 31, 1997, Fairway Club generated 51% of total Partnership revenue, and Players Club accounted for 49% of total Partnership revenue.

      The business of the Partnership is not seasonal. The Partnership, as of December 31, 1999, did not directly employ any persons in a full-time position. All regular employees who rendered services on behalf of the Partnership through December 31, 1999 were employees of the Corporate General Partner or its affiliates.

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

      Occupancy for each complex as of December 31, 1999, 1998 and 1997 was as follows:

                                            1999        1998        1997

Fairway Club                                 86%         72%        80%
Players Club                                 88%         98%        99%

      For financial statement purposes, the operations of the Partnership's properties are consolidated. The following chart lists the percentage of total Partnership revenue generated by each complex for the year indicated:


                                            1999        1998        1997

Fairway Club                                 55%         45%        51%
Players Club                                 45%         55%        49%


ITEM 2:     PROPERTIES

The following is a list of Properties and Joint Ventures owned by the Partnership as of December 31, 1999:

PROPERTY NAME
  AND LOCATION          GENERAL CHARACTER OF PROPERTY            PURCHASE DATE
--------------          -----------------------------            -------------

Players Club North     A 144 unit apartment complex. The             June 1991
Lutz, FL               mortgage balance at 12/31/99 was
                       $2,665,129, maturing June 2027,
                       and providing for monthly
                       principal and interest payments of
                       $20,824 bearing interest at 8.48%.



Fairway Club           A 192 unit apartment complex. The             June 1991
Greenville, SC         mortgage balance at 12/31/99 was
                       $2,604,171, maturing June 2027,
                       and providing for monthly
                       principal and interest payments of
                       $20,002 bearing interest at 8.30%.



  JOINT VENTURE
NAME AND LOCATION
-----------------

Foxhunt Apartments      A 250 unit apartment complex. The       September 1991
  Joint Venture         mortgage balance at 12/31/99 was
Kettering, OH           $6,000,000, maturing December
                        2009, and providing for monthly
                        principal and interest payments of
                        $44,235 bearing interest at 8.05%.

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

ITEM 4:     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                     PART II

ITEM 5:     MARKET FOR REGISTRANT'S UNITS OF LIMITED
            PARTNERSHIP INTEREST

      There is currently no active trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future. As of December 31, 1999, there were 1,075 record holders of units of Limited Partnership Interest.

ITEM 6:     SELECTED FINANCIAL DATA

                                       Realmark Properties Investors Limited Partnership VI B
                              ---------------------------------------------------------------------------------------------
                                Year Ended          Year Ended         Year Ended          Year Ended          Year Ended
                              Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                              -------------       -------------       -------------       -------------       -------------


Total assets                   $6,534,717          $7,045,544          $8,034,759        $7,749,737            $8,048,753
                               ==========          ==========          ==========        ==========            ==========
Notes payable and
   long-term obligations       $5,269,300          $5,309,087           5,345,640        $4,225,106            $4,263,769
                               ==========          ==========           =========        ==========            ==========

Revenue                        $1,885,431          $1,629,554          $1,652,233        $1,683,954            $1,715,088
Expenses                        2,276,127          (2,372,575)          2,284,176         1,854,988             2,412,220
--------                       ----------          -----------         ----------        ----------            ----------

Loss before allocated
   loss from joint
   ventures                      (390,696)           (743,021)           (631,943)         (171,034)             (697,132)

Allocated loss from joint
   ventures                       (54,127)           (116,796)            (42,373)          (51,048)              (73,723)
                              -----------         -----------         -----------       -----------            ----------
Net loss                      $  (444,823)        $  (859,817)        $  (674,316)      $  (222,082)           $ (770,855)
                              ===========         ===========         ===========       ===========            ==========
Net cash (used in)
   provided by operating
   activities                 $  (184,259)        $  (581,933)        $  (146,083)      $   170,266            $   95,718

Principal payments upon
  refinancing                           -                   -          (4,209,840)                -                     -

Principal payments on
   mortgages                      (39,787)            (36,553)            (29,626)          (38,663)              (34,945)
                              -----------         -----------         -----------       -----------            ----------
Net cash (used in)
   provided by operating
   activities less
   principal payments         $  (224,046)        $  (618,486)       $ (4,385,549)      $     131,603          $    60,773
                              ===========         ===========        ============       =============          ===========
Loss per limited
   partnership unit           $     (5.49)        $    (10.61)       $      (8.32)      $      (2.74)          $     (9.51)
                              -----------         -----------        ------------       ------------           -----------
Distributions per limited
   partnership unit           $         -         $         -        $       3.08       $       0.23           $      0.96
                              ===========         ===========        ============       ============           ===========
Weighted average number
   of limited partnership
   units outstanding             78,625.1            78,625.1            78,625.1          78,625.1               78,625.1
                              ===========         ===========         ===========       ===========            ===========

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:

      The Partnership utilized existing cash reserves to fund current operations because there was a minor cash flow deficit. The remaining cash reserves are available to provide for future capital improvements. The Partnership did not make any distributions during 1999, but management hopes to once again make distributions in the coming year. A new marketing strategy was implemented for Fairway Club during the latter part of 1998 starting with the re-naming of the complex. Management believed that the new name would create a different image for the property. The complex underwent repairs in the form of door repairs, roof repairs and pool repairs (funded from reserves). The market where this property is located has become increasingly competitive due to new construction of apartments; management believes that with the renovations completed, Fairway Club will become even more competitive in the coming year.

      Lakeview Joint Venture property (the Partnership owned 16.22% of the Lakeview property), was sold on December 29, 1998 to an unrelated third party at a sales price of $3.4 million. The sale resulted in a total gain of $851,317; this Partnership was allocated $138,084, recognized in 1998, of the gain. The proceeds from sale were used to pay closing costs, property taxes, etc. with the balance paid to the lender to be applied against the existing mortgage. The proceeds did not result in enough cash to pay the entire mortgage, however management had negotiated a settlement with the lender which resulted in forgiveness of debt totaling $253,159 of which $41,062 was allocated to this Partnership as a joint venture partner.

      Foxhunt Apartments (the Partnership owns 11.50% of the Foxhunt property) saw a slight increase in occupancy during the year ended December 31, 1999 as compared to that of the previous year; occupancy at December 31, 1999 was 94% versus 86% at December 31, 1998. Management believes that the increase in occupancy was due to the significant repairs done to the property (funded from reserves).

      Management successfully refinanced Foxhunt Apartments during 1999, the building has a $6,000,000 mortgage which replaced its previous one year bridge loan. The new mortgage bears interest at 8.05% and matures in December 2009. Foxhunt had come under contract for sale in July of 1996. The sale was subject to a number of contingencies and was cancelable at any time by the buyer. During 1997, the contract for sale was canceled by the buyer and management temporarily discontinued, until July 1999, its plan to sell the property. In July 1999, the Partnership resumed it's efforts to market Fox Hunt Apartments for sale as this is deemed to be in the best interest of both joint venture partners. Marketing efforts included advertising in national newspapers, such as The Wall Street Journal, and mailing of sales packages and follow-up telephone calls to brokers.

      At December 31, 1999, substantial doubt existed as the whether the other joint venturer will continue as a going concern, due to the current nature of Foxhunt's mortgage payable, recurring losses and a partner's deficiency. Should the other joint venturer be unable to continue as a going concern, the Partnership, as a general partner may be required to fund the losses of the joint venturer's outstanding liabilities in excess of its ownership interest.

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T)

LIQUIDITY AND CAPITAL RESOURCES (CON'T.):

      The Partnership conducted a review of its computer systems to identify the systems that could have been affected by the "year 2000 issue" and implemented a plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management contracted with outside independent computer consultants to resolve this issue. The majority of the software in use is "2000 compliant" or was added at no significant cost. Management also engaged a computer firm to re-write its tax software making it Year 2000 compliant. Management did not experience any significant problems with its computers as a result of the year 2000 issue and does not anticipate any such problems in the future.

RESULTS OF OPERATIONS:

      For the year ended December 31, 1999, the Partnership incurred a net loss of $444,823 or $5.49 per limited partnership unit. This is a 48% decrease from the year ended December 31, 1998 when the loss totaled $859,817 or $10.61 per limited partnership unit. For the year ended December 31, 1997 losses incurred totaled $674,316 or $8.32 per limited partnership unit.

      Partnership revenues for the year ended December 31, 1999 totaled $1,885,431, consisting of rental income of $1,695,604 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $189,827. The increase in rental revenue from that of the previous years of 1998 and 1997 when it totaled $1,446,398 and $1,531,418, respectively, can be attributed to an increase in occupancy at Fairway Club. Rental income from Fairway Club increased from that of the previous year by $213,694 or 34%. Occupancy at Fairway Club climbed steadily throughout the year; the average occupancy for the year ended December 31, 1999 was 84%, a substantial increase over the 71% of the prior year. Fairway Club had slightly lower concessions for 1999 as compared to 1998. The property also maintained a good collection year. The staff continues to attract tenants through current leasing and marketing strategies, as well as successfully retaining current tenants. Occupancy levels at Players Club unfortunately decreased slightly during the year ended December 31, 1999 as compared to those of the previous two years. For 1999, occupancy at this complex averaged 94%, while it was 97% for 1998 and 95% for 1997. There was also approximately a 4% increase in other income during the year ended December 31, 1999 as compared to that earned in 1998. This increase is primarily attributable to an increase in late charges at Fairway Club and increased month-to-month rental surcharges at Players Club North (i.e., a "premium" rent charged for tenants who are on month-to-month leases as opposed to yearly leases).

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T)

RESULTS OF OPERATIONS (CONT'D):

      Partnership expenses for the year ended December 31, 1999 totaled $2,276,127, a decrease of $96,448 from the expenses of the year ended December 31, 1998 of $2,372,575 and $8,049 from those for the year ended December 31, 1997 of $2,284,176. The decrease was evenly divided between interest expenses, depreciation expenses and property operations expenses. Management continues to do repairs at the Fairway Club Roof repairs, door repairs, sidewalk repairs, handrail repairs and parking lot repairs were completed in 1999. Planned repairs aT the Fairway Club for the year 2000 include resurfacing the tennis court, a flood study and additional roof repairs, which will be funded by reserves and/or cash flow from operations. It is anticipated that the completion of these will increase occupancy for the year 2000.

      Depreciation expense decreased $36,706 between the years ended December 31, 1999 and 1998. Interest expense for 1997 was unusually high due to the new financing obtained during that year on both Fairway Club and Players Club North. The new financing led to the write-off of the majority of the previously capitalized mortgage acquisition costs. The write-off of such costs amounted to approximately $208,665.

      Administrative expenses totaled $344,713 and $349,535 for the years ended December 31, 1999 and 1998, respectively. Administrative expenses paid to affiliates increased by $14,647, which is a result of increased expenses for accounting management and portfolio expenses. Other administrative expenses decreased between 1999 and 1998 by $19,469 due to decreased legal and accounting expenses incurred by the Partnership as well as decreased advertising and promotional costs. Interest expense decreased by $23,688 when comparing 1999 to 1998.

      The Foxhunt Joint Venture generated a net loss of $470,672 for the year ended December 31, 1999 as compared to a loss of $943,631 for the year ended December 31, 1998 and the income of $41,576 which was reported for 1997. The primary reason for the decrease in the loss from 1998 to 1999 was the result of increased rental income of $125,306 and a decrease in property operations, interest and depreciation expenses of $393,176. In accordance with the joint venture agreement, 11.5% of the income or loss is allocated to the Partnership and 88.5% is allocated to the other joint venturer. Accordingly, $54,127 of the 1999 loss is allocated to the Partnership and $416,535 is allocated to the other joint venture partner; $108,517 of the 1998 loss was allocable to the Partnership and $835,114 was allocated to the other joint venturer, while for the year 1997, $4,781 of the reported income was allocable to the Partnership and $36,795 was allocable to the other joint venturer.

      The Lakeview Village Joint Venture generated a net loss of $51,040 for the year ended December 31, 1998; the loss from operations however totaled $1,155,516 with the difference being the result of income from debt forgiveness and the gain that resulted from the sale of the property. The property was sold during December of 1998 for a sales price of $3.4 million. The proceeds were not enough to pay the debt obligation and all associated costs of the sale, but management negotiated a partial forgiveness of debt with the lender. The sale resulted in a total gain of $851,317 and income from extinguishment of debt totaling $253,159. The loss for the year ended December 31, 1997 was $290,713. In accordance with the joint venture agreement, 16.22% of the loss is allocated to the Partnership and 83.78% is allocated to the other joint venturer. For 1998, the loss allocated to the Partnership is $8,279 and $42,761 is allocated to the other joint venture partner.

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T)

RESULTS OF OPERATIONS (CONT'D):

For 1997, $47,154 of the loss was allocated to the Partnership and $243,559 was allocated to the other joint venturer.

      The tax basis loss for the Partnership for the year ended December 31, 1999 was $475,636 or $5.87 per limited partnership unit. For the year ended December 31, 1998, the tax basis loss for the Partnership was $622,261 or $7.68 per limited partnership unit compared to a tax loss of $656,602 or $8.10 per unit for the year ended December 31, 1997. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the year ended December 31, 1999 was allocated in this fashion.

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

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As reported on Form 8-K/A, filed with the Securities and Exchange Commission on April 17, 2000, and incorporated herein by reference in its entirety: (i) Deloitte & Touche LLP notified the Company on January 11, 2000 that its relationship as the principal accountants to audit the Company's financial statements had ceased; and (ii) effective January 28, 2000, the Company engaged Toski, Schaefer & Co., P.C. as its independent accountants.

                                    PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT

      The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 1999, are listed below. Each director is subject to election on an annual basis.

                        TITLE OF ALL POSITIONS          YEAR  FIRST  ELECTED
NAME                    HELD WITH THE COMPANY           TO POSITION

Joseph M. Jayson        President and Director          1979

Judith P. Jayson        Vice President and Director     1979

Michael J. Colmerauer   Secretary                       1991

      Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

      The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

      Joseph M. Jayson, age 61, is Chairman, Director and sole stockholder of J.
M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is chairman of Realmark Corporation, Chairman of Realmark Properties, Inc., wholly-owned subsidiaries of
J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in real estate for the last 37 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 37 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past eighteen years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

      Judith P. Jayson, age 59, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 28 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

      Michael J. Colmerauer, 42, is Secretary and in-house legal counsel for J.M. Jayson and Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 16 years.

ITEM 11:    EXECUTIVE COMPENSATION

      No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for the years ended December 31, 1999, 1998 or 1997, nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1999, 1998 or 1997.

      The following table sets forth for the years ended December 31, 1999, 1998 and 1997, the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners (all of which are owned entirely by Joseph M. Jayson):


                                                                                               Amounts
                                                                        -----------------------------------------
   Entity Receiving
     Compensation                        Type of Compensation             1999              1998              1997
------------------------------      -------------------------------     --------          --------          --------
U.S. Capital Services Corp.         Loan Placement Fees                 $  -              $    -            $ 53,600
                                                                        --------          --------          --------
Realmark Properties, Inc. (The      Partner distributions               $  -              $    -               7,500
Corporate General Partner)                                              --------          --------          --------

                                    Reimbursement for allocated
                                    partnership administration
                                    expenses related to:                  70,197
                                        Investor Services                                    6,635             7,049
                                        Brokerage                                           10,326            10,353
                                        Portfolio management and
                                           accounting                                       48,599            68,795
                                        Partnership management fees                            -                 -
Realmark Corporation                Property management fees              88,266            78,256            80,758
                                    Computer Service Fees                  6,336             6,336             6,336
                                                                        --------          --------          --------
                                    Total                               $164,799          $150,152          $234,391
                                                                        ========          ========          ========


ITEM 11:    EXECUTIVE COMPENSATION (CON'T)

      The executive officers receive compensation from J.M. Jayson & Co., Inc. Any portion of an officer's compensation attributable to an officer's services to the Partnership are immaterial. The directors receive no compensation from any entity. The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement) of which 2% is subordinated to the receipt by the Limited Partners of a non cumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). No such fees were paid for the years ended December 31, 1999, 1998 and 1997. The General Partners are entitled to 3% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations.

      Net income or loss and proceeds arising from a sale or refinancing of property shall be distributed: first, to the Limited Partners in an amount equivalent to a 7% return on the average of their adjusted capital contributions; second, to the corporate general partner a 3% property disposition fee provided, however, that such fees shall be reduced, but not below zero, by the amounts necessary to pay to Limited Partners whose subscriptions were accepted by January 31, 1989, an additional cumulative annual return (not compounded) equal to 2% of their average adjusted capital contributions, and to Limited Partners whose subscriptions were accepted between February 1, 1989 and June 30, 1989, an additional cumulative annual return (not compounded) equal to 1% of their average adjusted capital contributions commencing with the first fiscal quarter following the termination of the offering of units; third, to the Limited Partners, an amount equal to their capital contributions, then an amount equal to an additional 5% of the average of their adjusted capital contributions; fourth, to all Partners, an amount equal to their respective positive capital balances; finally, in the ratio of 87% to the Limited Partners and 13% to the General Partners.


ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

      No person is known to the Partnership to own of record or beneficially, more than five percent (5%) of the Units of Limited Partnership Interests of the Partnership. The General Partners, as of December 31, 1999 owned no Units of Limited Partnership Interest. An affiliate of the General Partner owns approximately 1.68% of the units of Limited Partnership Interest.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)   TRANSACTIONS WITH MANAGEMENT AND OTHERS

      No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Notes 6 and 7 to the financial statements.

ITEM 14:    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
            REPORTS ON FORM 8-K

(a)   FINANCIAL STATEMENTS AND SCHEDULES

      FINANCIAL STATEMENTS                                        PAGE

      (i)    Independent Auditors' Report                               F-1
      (ii)   Independent Auditors' Report for the                       F-2
             two fiscal years ended December 31, 1998
      (iii)  Balance Sheets as of December 31,                          F-3
             1999 and 1998
      (iv)   Statements of Operations for the                           F-4
             years ended December 31, 1999, 1998,
             and 1997
      (v)    Statements of Partners' Equity for                         F-5
             the years ended December 31, 1999,
             1998, and 1997
      (vi)   Statements of Cash Flows for the                           F-6
             years ended December 31, 1999, 1998,
             and 1997
      (vii)  Notes to Financial Statements                              F-7


      FINANCIAL STATEMENT SCHEDULES

      (i)    Schedule III - Real Estate and Accumulated Depreciation    F-20

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)   REPORTS ON FORM 8-K

       None.

(c)   EXHIBITS

      4. Instruments defining the rights of security holders, including indentures

            (a) Amended and Restated Certificate and Agreement of Limited Partnership filed with the Registration Statement of the Registrant Form S-11, filed September 30, 1987 and subsequently amended, incorporated herein by reference.

      10.   Material contracts

            (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

      27.   Financial Data Schedule

            (a)   Schedule is included herewith.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI-B


BY:   /s/JOSEPH M. JAYSON                               APRIL 18, 2000
      --------------------------                -------------------------------
      JOSEPH M. JAYSON,                                      DATE
      INDIVIDUAL GENERAL PARTNER


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY:   REALMARK PROPERTIES, INC.
      CORPORATE GENERAL PARTNER

      /s/JOSEPH M. JAYSON                                APRIL 18, 2000
      --------------------------                -------------------------------
      JOSEPH M. JAYSON,                                      DATE
      PRESIDENT AND DIRECTOR


      /S/JUDITH P. JAYSON                               APRIL 18, 2000
      --------------------------                -------------------------------
      JUDITH P. JAYSON,                                      DATE
      DIRECTOR


      /S/ MICHAEL J. COLMERAUER                         APRIL 18, 2000
      --------------------------                -------------------------------
      MICHAEL J. COLMERAUER                                  DATE
      SECRETARY

INDEPENDENT AUDITOR'S REPORT


The Partners
Realmark Property Investors Limited Partnership - VI B


We have audited the accompanying balance sheet of Realmark Property Investors Limited Partnership - VI B as of December 31, 1999, and the related statements of operations, partners' equity, and cash flows for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit. The financial statements of Realmark Property Investors Limited Partnership - VI B for the years ended December 31, 1998 and 1997 were audited by other auditors whose report dated April 12, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - VI B as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                Toski, Schaefer & Co., P.C.


Williamsville, New York
March 24, 2000

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership-VIB:

We have audited the accompanying balance sheet of Realmark Property Investors Limited Partnership-VIB as of December 31, 1998, and the related statements of operations, partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-VIB at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Buffalo, New York
April 12, 1999

                                                    REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                                                        Balance Sheets
                                                                  December 31, 1999 and 1998

                           Assets                                                         1999              1998
                           ------                                                         ----              ----

Property and equipment, at cost:
     Land and improvements                                                            $   780,500           780,500
     Buildings and improvements                                                         6,028,430         6,028,430
     Furniture, fixtures and equipment                                                    257,865           255,652
                                                                                       ----------         ---------

                                                                                        7,066,795         7,064,582
     Less accumulated depreciation                                                      2,097,343         1,874,186
                                                                                       ----------         ---------

                           Net property and equipment                                   4,969,452         5,190,396

Investment in joint ventures                                                              101,543           230,429

Cash                                                                                      798,022           842,779
Accounts receivable - affiliates                                                           90,816            99,995
Escrow deposits                                                                           231,206           328,770
Mortgage costs, less accumulated amortization
     of $29,530 in 1999 and $18,207 in 1998                                               310,176           321,499
Other assets                                                                               33,502            31,676
                                                                                      -----------         ---------
                           Total assets                                               $ 6,534,717         7,045,544
                                                                                      ===========         =========

         Liabilities and Partners' Equity

Liabilities:
     Mortgages payable                                                                  5,269,300         5,309,087
     Accounts payable and accrued expenses                                                167,611           232,180
     Security deposits and prepaid rents                                                  129,613            91,261
                                                                                       ----------         ---------

                           Total liabilities                                            5,566,524         5,632,528
                                                                                       ----------         ---------

Partners' equity (deficit):
     General partners                                                                    (155,482)         (142,137)
     Limited partners                                                                   1,123,675         1,555,153
                                                                                        ---------         ---------

                           Total partners' equity                                         968,193         1,413,016
                                                                                      -----------         ---------
                           Total liabilities and partners' equity                     $ 6,534,717         7,045,544
                                                                                      ===========         =========


See accompanying notes to financial statements

                                                               F-3


                                                    REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                                                   Statements of Operations
                                                         Years Ended December 31, 1999, 1998 and 1997


                                                                         1999             1998              1997
                                                                         ----             ----              ----
Income:
     Rental                                                          $ 1,695,604        1,446,398         1,531,418
     Interest and other                                                  189,827          183,156           120,815
                                                                     -----------       ----------         ---------

                           Total income                                1,885,431        1,629,554         1,652,233
                                                                     -----------       ----------         ---------

Expenses:
     Property operations                                               1,265,846        1,297,078         1,100,361
     Interest                                                            442,411          466,099           540,678
     Depreciation                                                        223,157          259,863           273,671
     Administrative:
         To affiliates                                                   164,799          150,152           173,291
         Other                                                           179,914          199,383           171,175
     Loss from flood                                                        -               -                25,000
                           Total expenses                              2,276,127        2,372,575         2,284,176
                                                                      ----------        ---------         ---------
Loss before allocated loss from joint ventures                          (390,696)        (743,021)         (631,943)

Allocated loss from joint ventures                                       (54,127)        (116,796)          (42,373)
                                                                     -----------        ---------        ----------
                           Net loss                                  $  (444,823)        (859,817)         (674,316)
                                                                     ===========        =========        ==========
Net loss per limited partnership unit                                $     (5.49)          (10.61)            (8.32)
                                                                     ===========        ==========       ===========

Distributions per limited partnership unit                           $     -               -                   3.08
                                                                     ===========        ==========       ===========
Weighted average number of limited partnership
     units outstanding                                                 78,625.1          78,625.1           78,625.1
                                                                     ===========        ==========       ===========


See accompanying notes to financial statements


                                                                F-4

                                       REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                                   Statements of Partners' Equity
                                            Years Ended December 31, 1999, 1998 and 1997



                                                                          General              LIMITED PARTNERS
                                                                          PARTNERS         UNITS           AMOUNT
                                                                         ----------      ----------      ----------
Balances at December 31, 1996                                           $  (88,613)       78,625.1       3,285,762

Distributions to partners                                                   (7,500)          -            (242,500)

Net loss                                                                   (20,229)          -            (654,087)
                                                                        ----------      ----------      ----------
Balances at December 31, 1997                                             (116,342)       78,625.1       2,389,175

Net loss                                                                   (25,795)          -            (834,022)
                                                                        ----------      ----------      ----------
Balances at December 31, 1998                                             (142,137)       78,625.1       1,555,153

Net loss                                                                   (13,345)          -            (431,478)
                                                                        ----------      ----------      ----------
Balances at December 31, 1999                                           $ (155,482)       78,625.1       1,123,675
                                                                        ==========      ==========      ==========

















See accompanying notes to financial statements

                              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                             Statements of Cash Flows
                                   Years Ended December 31, 1999, 1998 and 1997


                                                                             1999            1998            1997
                                                                         -----------     ------------    -----------
Cash flows from operating activities:
     Net loss                                                            $ (444,823)       (859,817)       (674,316)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                 234,480         271,185         372,874
              Allocated loss from joint ventures                             54,127         116,796          42,373
              Loss from flood                                                   -               -            25,000
              Increase in other assets                                       (1,826)        (17,252)           (818)
              Increase (decrease) in:
                  Accounts payable and accrued expenses                     (64,569)        (42,447)         59,107
                  Security deposits and prepaid rents                        38,352         (50,398)         29,697
                                                                         ----------      ----------      ----------
                           Net cash used in operating
                               activities                                  (184,259)       (581,933)       (146,083)
                                                                         ----------      ----------      ----------
Cash flows from investing activities:
     (Increase) decrease in accounts receivable - affiliates                  9,179         (42,093)         (3,996)
     (Increase) decrease in escrow deposits                                  97,564          80,038        (304,345)
     Proceeds from insurance                                                    -               -            80,136
              Additions to property and equipment                            (2,213)            -          (188,861)
     Distributions received from joint venture                               74,759             -               -
                                                                         ----------      ----------      ----------
                           Net cash provided by (used in)
                              investing activities                          179,289          37,945        (417,066)
                                                                         ----------      ----------      ----------
Cash flows from financing activities:
     Decrease (increase) in mortgage costs                                      -               959        (339,706)
     Proceeds from mortgage                                                     -               -         5,360,000
              Principal payments upon refinancing                               -               -        (4,209,840)
     Principal payments on mortgage                                         (39,787)        (36,553)        (29,626)
              Distributions to partners                                         -               -         (250,000)

                           Net cash provided by (used in)
                              financing activities                          (39,787)        (35,594)        530,828
                                                                         ----------      ----------      ----------

Net decrease in cash                                                        (44,757)       (579,582)        (32,321)

Cash at beginning of year                                                   842,779       1,422,361       1,454,682
                                                                         ----------      ----------
Cash at end of year                                                      $  798,022         842,779       1,422,361
                                                                         ==========      ==========      ==========

Supplemental disclosure of cash flow information -
     cash paid during the year for interest                              $  450,122         436,301         437,760
                                                                         ==========      ==========      ==========


See accompanying notes to financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                          Notes to Financial Statements
                        December 31, 1999, 1998 and 1997

(1)   FORMATION AND OPERATION OF PARTNERSHIP
      Realmark Property Investors Limited Partnership - VI B (the Partnership), a Delaware limited partnership, was formed on September 21, 1987, to invest in a diversified portfolio of income producing real estate investments, its only industry segment.

      In November 1988, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to the organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering, which occurred on February 2, 1989. All items of income and expense arose subsequent to this date. The offer terminated on February 28, 1990 with gross offering proceeds of $7,862,510. As of December 31, 1999, 78,625.1 units of limited partnership interest were sold and outstanding. The general partners are Realmark Properties, Inc. (the corporate general partner) and Mr. Joseph M. Jayson (the individual general partner). Mr. Joseph
          M. Jayson is the sole stockholder of J.M. Jayson & Company Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 7).

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) BASIS OF ACCOUNTING

      The accompanying financial statements have been prepared on the accrual basis of accounting.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                    Notes to Financial Statements, Continued


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      (b) ESTIMATES
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      (c) PROPERTY AND EQUIPMENT
          Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. The estimated useful lives of the Partnership's assets range from 5 to 25 years. Depreciation expense totaled $223,157, $259,863 and $273,671 for the years ended December 31, 1999, 1998 and 1997, respectively. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statements of operations. The accelerated cost recovery system and modified accelerated cost recovery system are used to calculate depreciation expense for tax purposes.

      (d) CASH
          For purposes of reporting cash flows, cash includes money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

      (e) ESCROW DEPOSITS
          Escrow deposits represent cash which is restricted for the payment of property taxes and insurance in accordance with the mortgage agreement.

      (f) MORTGAGE COSTS
          Mortgage costs incurred in obtaining the property mortgage financing are recorded at cost less applicable amortization. Amortization is being computed using the straight-line method over the life of the respective mortgages.

      (g) UNCONSOLIDATED JOINT VENTURES
          The Partnership's investment in Foxhunt Joint Venture and Lakeview
              Joint Venture are unconsolidated joint ventures which are accounted for on the equity method. The joint ventures are not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

      (h) RENTAL INCOME
          Rental income is recognized as earned according to the terms of the leases. All rental income is derived from residential rental property. The outstanding leases with respect to this property are for terms of one year or less.

      (i) LOSS PER LIMITED PARTNERSHIP UNIT
          The loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                    Notes to Financial Statements, Continued

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      (j) ACCRUED RENT RECEIVABLE
          Due to the nature of accrued rent receivable, all such receivables are fully reserved at December 31, 1999 and 1998.

      (k) INCOME TAXES
          No income tax provision has been included in the financial statements since profit or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

      (l) COMPREHENSIVE INCOME
          The Partnership has adopted Statement of Financial Accounting
              Standards (SFAS) No. 130 - "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Other than net income (loss), the Partnership has no other sources of comprehensive income.

      (m) SEGMENT INFORMATION
          SFAS No. 131 - "Disclosures about Segments of an Enterprise and
              Related Information" establishes standards for the way public business enterprises report information about operating segments and annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its partners.

      (n) ACCOUNTING CHANGES AND DEVELOPMENTS
          In June 1998, the Financial Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the balance sheets. The accounting for changes in the fair value of a derivative instrument will depend on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the statements of operations or as a component of other comprehensive income, based upon the resulting designation. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 - "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. Since the Partnership does not currently have any derivative instruments or hedging activities, management does not believe that SFAS No. 133 will have a material effect on the partnership financial statements, taken as a whole.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                    Notes to Financial Statements, Continued


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      (o) RECLASSIFICATIONS
          Reclassifications have been made to certain 1998 and 1997 balances in order to conform them to the 1999 presentation.

(3)   ACQUISITION OF RENTAL PROPERTY

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

      On September 27, 1991, the Partnership entered into a joint venture agreement for the purpose of operating the Foxhunt Apartments, located in Kettering, Ohio. See note 6 for further discussion related to the Foxhunt Joint Venture.

      On September 30, 1992, the Partnership entered into a joint venture agreement for the purpose of operating the Lakeview Apartment complex, located in Milwaukee, Wisconsin. See note 6 for further discussion related to the Lakeview Joint Venture.

(4)   MORTGAGES PAYABLE

      The Partnership has the following mortgages payable as of December 31, 1999 and 1998:

      (a) PLAYERS CLUB NORTH
          A mortgage with a balance of $2,665,129 and $2,684,952 at December
              31, 1999 and 1998, respectively, provides for monthly principal and interest payments of $20,824, bearing interest at 8.48%. The mortgage matures June 2027.

      (b) FAIRWAY CLUB (FORMERLY THE VILLA)
          A mortgage with a balance of $2,604,171 and $2,624,135 at December
              31, 1999 and 1998, respectively, provides for monthly principal and interest payments of $20,002 bearing interest at 8.30%. The mortgage matures June 2027.

      The above mortgages are secured by the properties to which they relate.

      The aggregate maturities of the mortgages for each of the next five years and thereafter, assuming principal payments are not accelerated, are as follows:

                  2000                                   $  49,639
                  2001                                      53,968
                  2002                                      58,674
                  2003                                      63,791
                  2004                                      69,354
                  Thereafter                             4,973,874
                                                         ---------
                                                        $5,269,300
                                                        ==========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                    Notes to Financial Statements, Continued

(5)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable - affiliates, other assets, accounts payable and accrued expenses, and security deposits and prepaid rents approximate the carrying value due to the short-term nature of these instruments.

      Management has estimated, based on current interest rates for similar mortgages, that the fair value of the mortgages payable on Players Club and Fairway Club (formerly The Villa) approximate $2,782,000 and $2,675,000 at December 31, 1999, respectively. The carrying values of the mortgages are approximately $2,665,000 and $2,604,000, respectively. The terms of the mortgages are described in note 4.

(6)   INVESTMENT IN JOINT VENTURES

      On September 27, 1991, the Partnership entered into an agreement and formed a joint venture with Realmark Property Investors Limited Partnership-II (RPILP-II), and Realmark Property Investors Limited Partnership - VI A (RPILP-VI A). The Joint Venture was formed for the purpose of operating the Foxhunt Apartments, located in Dayton, Ohio and owned by RPILP-II. Under the terms of the joint venture agreement, the Partnership contributed $1,041,568 and RPILP - VI A contributed $390,000 to buy out the wraparound promissory note on the property, while RPILP-II contributed the property net of the first mortgage. The Partnership has all of the rights and responsibilities of a general partner in the joint venture.

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

      In July 1996, the Partnership entered into a plan to dispose of the property of the Foxhunt Joint Venture with a carrying amount of $2,886,577 at December 31, 1996 and a net loss of $129,930 for the year then ended. Management had determined that a sale of the property was in the best interests of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, was signed with an anticipated sales price of $7,400,000. The agreement was subsequently canceled in 1997, and the Partnership temporarily discontinued its plan to sell the property.

      In 1999, the Partnership entered into a plan to dispose of Foxhunt
          Apartments with a carrying amount of $2,442,352. Foxhunt incurred a net loss of $470,672 for the year ended December 31, 1999. Management has determined that a sale of the property is in the best interests of the Partnership.

      At December 31, 1999, substantial doubt exists as to whether RPILP-II will continue as a going concern, due to the current nature of Foxhunt's mortgage payable, recurring losses and a partners' deficiency. Should RPILP-II be unable to continue as a going concern, the Partnership, as a general partner, may be required to fund the losses of the joint venture and may be obligated to satisfy the joint venture's outstanding liabilities in excess of its ownership interest.

           REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                  Notes to Financial Statements, Continued


(6)   INVESTMENT IN JOINT VENTURES, CONTINUED

      Statement of Financial Accounting Standards No. 121 - "Accounting for the mpairment of Long-lived Assets and for Long-lived Assets to be Disposed Of " (the Statement) requires that assets to be disposed of be recorded at the lower of carrying value or fair value less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the joint venture are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and were not depreciated during the disposal period. Fair value is determined based on estimated future cash flows. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1999 totaled approximately $106,000.

      The following financial statements of the joint venture are presented on a historical-cost basis. The equity ownership was determined based upon the cash paid into the joint venture by the Partnership as a percentage of the general partners' estimate of the fair market value of the apartment complex and other net assets at the date of inception. The accounts receivable - affiliates was collected during 1999.

      A summary of the assets, liabilities, and partners' capital of the joint venture as of December 31, 1999 and 1998 and the results of its operations for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                               FOXHUNT JOINT VENTURE
                                                  Balance Sheets
                                            December 31, 1999 and 1998

                           ASSETS                                                       1999               1998
                           ------                                                     ---------         ---------
Cash                                                                               $    128,829         1,014,583
Property and equipment, net of accumulated depreciation                               2,442,352         2,530,775
Accounts receivable - affiliates                                                          -               228,256
Deferred mortgage expense                                                                95,983           128,910
Other assets                                                                             58,570           361,253
                                                                                   ------------        ----------
                           Total assets                                            $  2,725,734         4,263,777
                                                                                   ============         =========
         LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
     Mortgage payable                                                                 6,000,000         6,000,000
     Accounts payable and accrued expenses                                              180,871           294,685
     Accounts payable - affiliates                                                       19,483              -
     Other liabilities                                                                  111,128           112,747
                                                                                     ----------        ----------
                           Total liabilities                                          6,311,482         6,407,432
Partners' deficiency                                                                 (3,585,748)       (2,143,655)
                                                                                   ------------        ----------
                           Total liabilities and partners' deficiency              $  2,725,734         4,263,777
                                                                                   ============         =========


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                    Notes to Financial Statements, Continued


(6)   INVESTMENT IN JOINT VENTURES, CONTINUED

                                                        FOXHUNT JOINT VENTURE
                                                      Statements of Operations
                                            Years Ended December 31, 1999, 1998 and 1997

                                                                                             1999            1998            1997
                                                                                         -----------     -----------     -----------
Income:
     Rental                                                                              $ 1,410,656       1,285,350       1,404,587
     Interest and other                                                                       99,410         139,155          86,892
                                                                                         -----------     -----------     -----------
                           Total income                                                    1,510,066       1,424,505       1,491,479
                                                                                         -----------     -----------     -----------
Expenses:
     Property operations                                                                    1,024,33      11,099,417         595,739
     Interest                                                                                648,784         864,886         414,725
     Depreciation                                                                            109,124         211,112         228,308
     Administrative:
         To affiliates                                                                       101,571         108,381         118,384
         Others                                                                               96,928          84,340          92,747
                                                                                         -----------     -----------     -----------
                           Total expenses                                                  1,980,738       2,368,136       1,449,903
                                                                                         -----------     -----------     -----------
Net income (loss)                                                                        $  (470,672)       (943,631)         41,576
                                                                                         ===========     ===========     ===========
Allocation of net income (loss):
     The Partnership                                                                         (54,127)       (108,517)          4,781
     RPILP-II                                                                               (416,545)       (835,114)         36,795
                                                                                         -----------     -----------     -----------
                           Total                                                         $  (470,672)       (943,631)         41,576
                                                                                         ===========     ===========     ===========

A reconciliation of the investment in Foxhunt Joint Venture:
                                                                                              1999            1998           1997
                                                                                         -----------     -----------     -----------
Investment in joint venture at beginning of year                                         $   267,383         375,900         371,119
     Allocation of net loss                                                                  (54,127)       (108,517)          4,781
     Capital distribution                                                                   (111,713)            -               -
                                                                                         -----------     -----------     -----------
     Investment in joint venture at end of year                                          $   101,543         267,383         375,900
                                                                                         ===========     ===========     ===========



             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                    Notes to Financial Statements, Continued


(6)   INVESTMENT IN JOINT VENTURES, CONTINUED

      On September 30, 1992, the Partnership entered into a joint venture agreement with Realmark Property Investors Limited Partnership IV (RPILP-IV), for the purpose of operating the Lakeview Apartment complex, located in Milwaukee, Wisconsin and owned by RPILP-IV. Under the terms of the agreement, the Partnership contributed $175,414, while RPILP-IV contributed the property net of the outstanding mortgage. The Partnership has all the rights and responsibilities of a general partner in the joint venture.

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

      In July 1996, the Partnership entered into a plan to dispose of the property of the Lakeview Village Apartments with a carrying amount of $2,507,241 at December 31, 1996 and a net loss of $222,600 for the year ended December 31, 1996. Management had determined that a sale of the property was in the best interests of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, was signed with an anticipated sales price of $4,090,000. The agreement was subsequently canceled in 1997, and management temporarily discontinued its plans to sell the property. In 1998, management continued its plans to sell the property, and closed the sale in December 1998. The sales price was $3,400,000, and the resulting gain for financial statement purposes was $851,317. Now that the Lakeview Joint Venture no longer operates the property, it is expected that the joint venture will be dissolved in 2000. The Lakeview Joint Venture satisfied the majority of its mortgage liability using the proceeds from the sale of its property. The remaining obligation was forgiven by the lender, resulting in an extraordinary gain of $253,159 for the year ended December 31, 1998.

      ThePartnership, as general partner, may be required to satisfy the outstanding liabilities of the Lakeview Joint Venture in excess of its ownership interest.

      Statement of Financial Accounting Standards No. 121 - "Accounting for the
          Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of " (the Statement) requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this statement, the long-lived assets of the Lakeview Joint Venture were recorded at the carrying amount which was the lower of carrying value or fair value less costs to sell, and were not depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1998 totaled approximately $161,000.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

     A summary of the assets, liabilities, and partners' capital of the Joint Venture as of December 31, 1999 and 1998 and the results of its operations for the years ended December 31, 1999, 1998 and 1997 is as follows:



                             LAKEVIEW JOINT VENTURE

                                 Balances Sheets

                           December 31, 1999 and 1998

                           ASSETS                                                       1999               1998
                      ---------------------                                         ----------           --------
Other assets                                                                       $       -               25,264
                                                                                    ==========           ========

         LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
     Accounts payable and accrued expenses                                                 -               90,452
     Accounts payable - affiliates                                                         -              410,862
                                                                                    ----------           --------

                           Total liabilities                                               -              501,314

Partners' deficiency                                                                       -             (476,050)
                                                                                    ----------           --------

                           Total liabilities and partners' deficiency                $     -               25,264
                                                                                    ==========           ========


                            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                                   Notes to Financial Statements, Continued

(6)  INVESTMENT IN JOINT VENTURES, CONTINUED

                                            LAKEVIEW JOINT VENTURE

                                           Statements of Operations

                                 Years Ended December 31, 1999, 1998, and 1997

                                                                          1999              1998                1997
                                                                       ----------        ----------          ----------

Income:
     Rental                                                             $    -              301,197             630,559
     Interest and other                                                      -                2,521              60,010
                                                                         -------         ----------          ----------
                           Total income                                      -              303,718             690,569
                                                                         -------         ----------          ----------
Expenses:
     Property operations                                                     -              371,634             412,541
     Interest:
         To affiliates                                                       -               48,251              19,374
         Other                                                               -              840,974             244,688
     Depreciation                                                            -                  -               160,588
     Administrative:
         To affiliates                                                       -                9,969              42,608
         Others                                                              -              188,406             101,483
                                                                         -------         ----------          ----------
                           Total expenses                                    -            1,459,234             981,282
                                                                         -------         ----------          ----------
Loss before gain on sale of property and
     extraordinary item                                                      -           (1,155,516)           (290,713)
Gain on sale of property                                                     -              851,317                 -
Extraordinary gain on extinguishment of debt                                                    -               253,159
                                                                                         ----------          ----------

                           Net loss                                    $     -              (51,040)           (290,713)
                                                                         =======         ==========          ==========
Allocation of net loss:
              The Partnership                                                -               (8,279)            (47,154)
     RPILP-IV                                                                -              (42,761)           (243,559)
                                                                         -------         ----------          ----------

                           Total                                       $     -              (51,040)           (290,713)
                                                                         =======         ==========          ==========

A reconciliation of the investment in Lakeview Joint Venture:



                                                                          1999              1998                1997
                                                                       ----------        ----------          ----------

    INVESTMENT IN JOINT VENTURE AT BEGINNING OF YEAR                     (36,954)           (28,675)             18,479
Allocation of net loss                                                       -               (8,279)            (47,154)
Capital contribution                                                      36,954                -                   -
                                                                         -------         ----------          ----------



Investment in joint venture at end of year                             $     -              (36,954)            (28,675)
                                                                         =======         ==========          ==========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

(7)  RELATED PARTY TRANSACTIONS

     The Corporate general partner and its subsidiaries earned the following fees and commissions and were reimbursed for the following expenses as provided for in the partnership agreement for the years ended December 31, 1999, 1998 and 1997.


                                                                                              1999            1998           1997
                                                                                            --------        --------        --------
LOAN PLACEMENT FEES, 1% OF TOTAL MORTGAGE
     loan amount                                                                        $        -               -            53,600
                                                                                            ========        ========        ========

Reimbursement for allocated administrative costs of the corporate general partner and its affiliates in connection with the adminis-
     tration of the Partnership, including payroll, legal, rent, depreciation, printing, computer processing, mailing, audit, travel, communi- cations, and for other direct Partnership
     expenses                                                                                 70,197          65,560          86,197

Property management fees equal to 5% of the
     gross monthly rental receipts of the
     properties managed                                                                       88,266          78,256          80,758

Computer service charges based upon number
     of apartment units                                                                        6,336           6,336           6,336
                                                                                            --------        --------        --------

                                                                                            $164,799         150,152         173,291
                                                                                            ========        ========        ========




     Accounts receivable - affiliates, which are payable on demand, amounted to $90,816 and $99,995 at December 31, 1999 and 1998, respectively.

     Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's statement of operations.

(8)  INCOME TAXES

     The tax returns of the Partnership are subject to examination by federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions, may be accorded varying interpretations and, accordingly, reported Partnership amounts could be changed as a result of any such examination.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

(8)  INCOME TAXES, CONTINUED

     The reconciliation of Partners' Capital as of December 31, 1999, 1998 and
         1997, as reported in the balance sheets and as reported for tax return purposes, is as follows:



                                                                              1999                   1998                   1997
                                                                          -----------            -----------            -----------

Partners' capital - balance sheets                                        $   968,193              1,413,016              2,272,833
Add to (deduct from):
    Accumulated difference in depreciation                                     (7,710)                (8,833)               (39,882)
    Syndication costs                                                       1,179,381              1,179,381              1,179,381
    Other nondeductible expenses                                              288,115                331,298                268,885
    Tax basis adjustment - joint ventures                                      94,802                 83,555                (60,539)
                                                                          -----------            -----------            -----------

PARTNERS' CAPITAL - TAX RETURN PURPOSES                                   $ 2,522,781              2,998,417              3,620,678
                                                                          ===========            ===========            ===========


     The reconciliation of net loss for the years ended December 31, 1999, 1998 and 1997, and as reported in the statements of operations, and as would be reported for tax return purposes is as follows:

                                                                                   1999                  1998                  1997
                                                                              ---------             ---------             ---------

Net loss - statements of operations                                           $(444,823)             (859,817)             (674,316)
Add to (deduct from):
    Difference in depreciation                                                    1,123                31,049                  (212)
    Other nondeductible expenses                                                (43,183)               62,413                18,489
    Tax basis adjustment - joint ventures                                        11,247               144,094                  (563)
                                                                              ---------             ---------             ---------

Net loss - tax return purposes                                                $(475,636)             (622,261)             (656,602)
                                                                              =========             =========             =========




                                                                    SCHEDULE III

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                    Real Estate and Accumulated Depreciation

                                December 31, 1999


                                        Initial Cost to                                          Gross amounts at which
                                          Partnership                                          Carried at Close of Period
                                    ---------------------------        Cost                     --------------------------
                                        Land         Buildings      Capitalized                    Land         Buildings
 Property                                and          and         Subsequent to                     and            and
Description           Encumbrances  improvements    improvements   Acquisition     Retirements  improvements  improvements   Total
--------------        ------------  ------------   -------------  -------------    -----------  ------------  ------------  --------
Fairway Club
     (formerly
     The Villa)
     Greenville, SC            $2,604,171      528,000    3,059,008      280,159      144,026      554,500    3,168,641    3,723,141

Player's Club
     North
     Lutz, FL                   2,665,129      218,000    2,851,851       15,938          -        226,000    2,859,789    3,085,789
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

                               $5,269,300      746,000    5,910,859      296,097      144,026      780,500    6,028,430    6,808,930
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Foxhunt Joint
     Venture
     Kettering, OH             $6,000,000      387,500    4,890,020      235,608          -        387,500    5,125,628    5,513,128
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

                                                                    SCHEDULE III

       SCHEDULE III REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                    Real Estate and Accumulated Depreciation

                                December 31, 1999

(continued)
                                                                    Life
                                                                   on which
                                                                 depreciation
                                                                  in latest
                                       Date                      statement of
 Property            Accumulated        of          Date         operations
Description          Depreciation  Construction    Acquired       is computed
-------------       -------------  -------------   ---------    ----------------

Fairway Club
     (formerly
     The Villa)
     Greenville, SC     922,762     1971             6/91          25 years

Player's Club
     North
     Lutz, FL           918,708     1986             6/91          25 years

                      1,841,470
                      =========

Foxhunt Joint
     Venture
     Kettering, OH    3,083,021     1972             9/91          25 years*
                      =========     ====             ====          =========

* In accordance with Statement of Financial Accounting Standards No. 121, no depreciation was recorded during the disposal period.

                                                                                SCHEDULE III, CONTINUED


                              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                     Real Estate and Accumulated Depreciation
                                         December 31, 1999, 1998 and 1997


(1)  Cost for Federal income tax purposes is $6,808,930.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1999, 1998 and 1997 follows:

                                                                               PARTNERSHIP PROPERTIES

                                                                         1999           1998          1997
                                                                         ----           ----          ----
     Balance at beginning of year                                     $6,808,930      6,808,930     6,764,094
     Additions                                                             -              -           188,862
     Dispositions                                                          -              -          (144,026)
                                                                      ----------     ----------    ----------
     Balance at end of year                                           $6,808,930      6,808,930     6,808,930
                                                                      ==========     ==========    ==========

                                                                              JOINT VENTURE PROPERTIES

                                                                         1999           1998          1997
                                                                         ----           ----          ----
     Balance at beginning of year                                     $5,494,641      9,588,006     9,575,341
     Additions                                                            18,487         68,970        12,665
     Dispositions                                                          -         (4,162,335)       -
                                                                      ----------     ----------    ----------
     Balance at end of year                                           $5,513,128      5,494,641     9,588,006
                                                                      ==========     ==========    ==========

(3) A reconciliation of accumulated depreciation for building and improvements for the years ended December 31, 1999, 1998 and 1997 follows:

                                                                               PARTNERSHIP PROPERTIES

                                                                         1999           1998          1997
                                                                         ----           ----          ----
     Balance at beginning of year                                     $1,609,200      1,376,933     1,178,672
     Depreciation expense                                                232,270        232,267       237,150
     Dispositions                                                          -              -           (38,889)
                                                                      ----------     ----------    ----------

     Balance at end of year (4)                                       $1,841,470      1,609,200     1,376,933
                                                                      ==========     ==========    ==========

                                                                              JOINT VENTURE PROPERTIES

                                                                         1999           1998          1997
                                                                         ----           ----          ----
     Balance at beginning of year                                     $2,977,048      4,570,419     4,181,524
     Depreciation expense                                                105,973        209,647       388,895
     Dispositions                                                          -         (1,803,018)          -
                                                                      ----------     ----------    ----------
     Balance at end of year (4)                                       $3,083,021      2,977,048     4,570,419
                                                                      ==========     ==========    ==========

(4)  Balance applies entirely to buildings. All properties are depreciated over 25 year lives.

(5)  Sale of Lakeview Apartments in 1998 and flood at Fairway Club (formerly The
       Villa) in 1997

                                                                F-21