Form 10-Q
period 2000-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2000-11-16
CIK 822784

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
March 31, 2000                                       33-17579


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
             (Exact Name of Registrant as specified in its charter)



          Delaware                                   16-1309988
-----------------------------       -------------------------------------------
    (State of Formation)               (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    [X]          No [ ]

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI-B

                                    Form 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - March 31, 2000 and December 31, 1999                                         3

                  Statements of Operations - Three months ended March 31, 2000 and 1999                         4

                  Statement of Partners' Equity - Three months ended March 31, 2000                             5

                  Statements of Cash Flows - Three months ended March 31, 2000 and 1999                         6

                  Notes to Financial Statements                                                               7 - 9

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                          10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                     11

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              11

Item 2 - 5.     Not applicable                                                                                 11

Item 6.         Exhibits and Reports on Form 8-K                                                               11



PART I - Item 1.    Financial Statements
                    --------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                                 Balance Sheets

                      March 31, 2000 and December 31, 1999


                                                                     (Unaudited)
                                                                       March 31,   December 31,
                           Assets                                        2000          1999
                           ------                                        ----          ----
Property and equipment, at cost:
     Land and improvements                                          $   780,500        780,500
     Buildings and improvements                                       6,040,520      6,028,430
     Furniture, fixtures and equipment                                  257,865        257,865
                                                                    -----------    -----------

                                                                      7,078,885      7,066,795
     Less accumulated depreciation                                    2,155,611      2,097,343
                                                                    -----------    -----------

                           Net property and equipment                 4,923,274      4,969,452

Investment in joint ventures                                            108,450        101,543

Cash and cash equivalents                                               824,015        798,022
Receivables from affiliated parties                                      97,157         90,816
Escrow deposits                                                         180,711        231,206
Mortgage costs, less accumulated amortization
     of $32,361 in 2000 and $29,530 in 1999                             307,345        310,176
Other assets                                                             25,125         33,502
                                                                    -----------    -----------

                           Total assets                             $ 6,466,077      6,534,717
                                                                    ===========    ===========


         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                           5,258,532      5,269,300
     Accounts payable and accrued expenses                              167,893        167,611
     Security deposits and prepaid rents                                105,208        129,613
                                                                    -----------    -----------

                           Total liabilities                          5,531,633      5,566,524
                                                                    -----------    -----------

Partners' equity (deficit):
     General partners                                                  (156,494)      (155,482)
     Limited partners                                                 1,090,938      1,123,675
                                                                    -----------    -----------

                           Total partners' equity                       934,444        968,193
                                                                    -----------    -----------

Contingency
                                                                    -----------    -----------
                           Total liabilities and partners' equity   $ 6,466,077      6,534,717
                                                                    ===========    ===========


See accompanying notes to financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                            Statements of Operations

                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                           Three months ended
                                                           ------------------
                                                        March 31,       March 31,
                                                          2000            1999
                                                          ----            ----
Income:
     Rental                                              $ 459,955      441,941
     Interest and other income                              33,883       20,247
                                                         ---------    ---------

                           Total income                    493,838      462,188
                                                         ---------    ---------

Expenses:
     Property operations                                   274,052      338,662
     Interest                                              114,462      115,428
     Depreciation                                           58,268       61,777
     Administrative:
         Affiliated parties                                 46,492       41,143
         Other                                              41,220       55,534
                                                         ---------    ---------

                           Total expenses                  534,494      612,544
                                                         ---------    ---------

Loss before equity in earnings (loss) of joint venture     (40,656)    (150,356)

Equity in earnings (loss) of joint venture                   6,907      (34,226)
                                                         ---------    ---------

                           Net loss                      $ (33,749)    (184,582)
                                                         =========    =========

Net loss per limited partnership unit                    $    (.42)       (2.28)
                                                         =========    =========

Weighted average number of limited partnership
     units outstanding                                    78,625.1     78,625.1
                                                         =========    =========

See accompanying notes to financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                          Statement of Partners' Equity

                        Three months ended March 31, 2000

                                   (Unaudited)



                                                          Limited Partners
                                            General       ----------------
                                            Partners     Units        Amount
                                            --------     -----        ------
Balances at January 1, 2000               $ (155,482)   78,625.1    1,123,675

Net loss                                      (1,012)         --      (32,737)
                                          ----------    --------   ----------

Balances at March 31, 2000                $ (156,494)   78,625.1    1,090,938
                                          ==========    ========   ==========







See accompanying notes to financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                            Statements of Cash Flows

                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                                                      Three months ended
                                                                                      ------------------
                                                                                  March 31,        March 31,
                                                                                   2000              1999
                                                                                   ----              ----
Cash flows from operating activities:
     Net loss                                                                      $ (33,749)    (184,582)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                           61,099       64,608
              Equity in joint venture operations                                      (6,907)      34,226
              Changes in:
                  Receivables from affiliated parties                                 (6,341)     (22,262)
                  Escrow deposits                                                     50,495       26,657
                  Other assets                                                         8,377          906
                  Accounts payable and accrued expenses                                  282         (794)
                  Security deposits and prepaid rents                                (24,405)       9,164
                                                                                   ---------    ---------

                           Net cash provided by (used in)
                               operating activities                                   48,851      (72,077)

Cash flows from investing activities - additions to property
     and equipment                                                                   (12,090)          --

Cash flows from financing activities - principal payments
     on mortgage loans                                                               (10,768)     (31,157)
                                                                                   ---------    ---------

Net increase (decrease) in cash and cash equivalents                                  25,993     (103,234)

Cash and cash equivalents at beginning of period                                     798,022      842,779
                                                                                   ---------    ---------

Cash and cash equivalents at end of period                                         $ 824,015      739,545
                                                                                   =========    =========


Supplemental disclosure of cash flow information -
     cash paid during the period for interest                                      $ 111,708      112,597
                                                                                   =========    =========

See accompanying notes to financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)



(1)  Basis of Presentation
--------------------------

     The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 1999 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation.

(2)  Organization
-----------------

     Realmark Property Investors Limited Partnership - VI B (the
         Partnership), a Delaware limited partnership, was formed on September 21, 1987, to invest in a diversified portfolio of income producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner). Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

(3)  Investment in Joint Venture
--------------------------------

     The Partnership has an 11.5% interest in a joint venture with Realmark
         Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners, owning 88.5%. The Joint Venture was formed to own and operate the Foxhunt Apartments, located in Dayton, Ohio.

     In July 1999, management of the joint venture established a plan to dispose of Foxhunt Apartments. Foxhunt had net income of $60,051 for the three months ended March 31, 2000. Management of the joint venture has determined that a sale of the property is in the best interests of the owners. The Foxhunt property is carried at the lower of depreciated cost or fair value less costs to sell and is not depreciated during the disposal period. Depreciation expense not recorded in the three months ended March 31, 2000 totaled approximately $53,000.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

-------------------------------------------

     A summary of the assets, liabilities, and partners' deficiency of the Foxhunt joint venture as of March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999 is as follows:

                                                                March 31,      December 31,
                                     Assets                      2000              1999
                                     ------                      ----              ----
Property and equipment, net of accumulated depreciation        $ 2,441,509      2,442,352
Cash and cash equivalents                                          132,286        128,829
Other assets                                                       135,158        154,553
                                                               -----------    -----------

                  Total assets                                 $ 2,708,953      2,725,734
                                                               ===========    ===========

         Liabilities and Partners' Deficiency
         ------------------------------------

Liabilities:
     Mortgage loan payable                                       5,987,964      6,000,000
     Other liabilities                                             246,686        311,482
                                                               -----------    -----------

                  Total liabilities                              6,234,650      6,311,482

Partners' deficiency                                            (3,525,697)    (3,585,748)
                                                               -----------    -----------

                  Total liabilities and partners' deficiency   $ 2,708,953      2,725,734
                                                               ===========    ===========

                                                                    Three months ended
                                                                    ------------------
                                                                 March 31,       March 31,
                                                                   2000            1999
                                                                   ----            ----
Income:
    Rental                                                        $384,970        332,044
    Interest and other income                                       15,593         23,229
                                                                  --------       --------

                      Total income                                 400,563        355,273
                                                                  --------       --------
Expenses:
    Property operations                                            161,339        330,825
    Interest                                                       125,210        130,938
    Depreciation                                                       843        120,553
    Administrative                                                  53,120         70,578
                                                                  --------       --------

                      Total expenses                               340,512        652,894
                                                                  --------       --------

                      Net income (loss)                           $ 60,051       (297,621)
                                                                  ========       ========

Allocation of net income (loss):
    The Partnership                                                  6,907        (34,226)
    RPILP-II                                                        53,144       (263,395)
                                                                  --------       --------

                      Total                                       $ 60,051       (297,621)
                                                                  ========       ========

                                        8

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

(4)  Current Accounting Pronouncements
--------------------------------------

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 - "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of Statement No. 133" which amends certain provisions of Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities". These statements establish accounting and financial reporting standards for derivative instruments and hedging activities. These statements become effective for the Partnership on January 1, 2001. The effect, if any, that Statements No. 133 and 138 will have on the Partnership's operations and financial position will not be material.

(5)  Subsequent Event - Contingency
-----------------------------------

     The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 19, 2000 in a class and derivative action instituted by Ira Gaines and on August 21, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. The actions allege breaches of contract and breaches of fiduciary duty and seek, among other things, an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner have filed a motion to dismiss the first complaint and are presently reviewing the second complaint and intend to vigorously pursue their defense.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain a cash position adequate to fund its scheduled capital improvements for 2000 that include replacement of carpeting and appliances to enhance the attractiveness of apartments to both current and future residents. Other improvements planned and/or in process include interior painting and completion of roof and gutter repairs at Fairway Club Apartments (formerly The Villas). Landscaping improvements have been made to both sites. No distributions to partners were made during the three months ended March 31, 2000 or 1999. The ability to make distributions later in the current year will be evaluated after the capital improvement work scheduled at the properties is completed.

Results of Operations
---------------------

As compared to the first quarter of 1999, the Partnership's net loss decreased approximately $151,000 to $33,749 for the quarter ended March 31, 2000. The primary components of the decrease were as follows:

Income increases:
        Rental                                                $  18,000
        Equity in operations of joint venture                    41,000
        Other                                                    14,000
Expense decreases:
        Property operations                                      65,000
        Administrative                                            9,000
Other                                                             4,000
                                                               --------
                           Total                               $151,000
                                                               ========

The increase in rental income is the result of higher occupancy at Fairway Club Apartments (formerly The Villas), improved collections and decreased concessions at both Players Club North and Fairway Club Apartments.

Occupancy at Fairway Club Apartments has increased to 93% at March 31, 2000 from 85% at March 31, 1999 principally because of an overall decrease of vacancies in the market. Occupancy at Players Club North remains consistently high at 90% at March 31, 2000. It is expected that improvements in occupancy will continue in the next several months of 2000 as improvements are made to the property.

The largest decreases in property operations expense were in replacements and payroll expenses. Advertising and other promotional costs accounted for much of the decrease in administrative expense.

For the three month period ended March 31, 2000, the Foxhunt Joint Venture had net income of $60,051 as compared to a loss of $297,621 for the same period in 1999. This property improved both its occupancy and collection rates in 2000.

PART I - Item 3.   Quantitative and Qualitative Disclosures About Market Risk
                   ----------------------------------------------------------

       The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

      The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 19, 2000 in a class and derivative action instituted by Ira Gaines and on August 21, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. The actions allege breaches of contract and breaches of fiduciary duty and seek, among other things, an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner have filed a motion to dismiss the first complaint and are presently reviewing the second complaint and intend to vigorously pursue their defense.


Items 2, 3, 4 and 5
-------------------

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Partnership reported a change in independent accountants under item 4 of Form 8-K, filed on January 19, 2000 and amended on February 3, 2000, April 17, 2000 and May 2, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP VI-B






By:    /s/ Joseph M. Jayson                       11/15/2000
       ----------------------------------         -------------
        Joseph M. Jayson,                         Date
        Individual General Partner and
        Principal Financial Officer