Form 10-Q
period 2000-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2000-12-01
CIK 822784

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                  Commission File Number
June 30, 2000                                                 33-17579


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
             (Exact Name of Registrant as specified in its charter)



            Delaware                                 16-1309988
-----------------------------        -------------------------------------------
     (State of Formation)               (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280


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

                                    Form 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                                                                                                              Page
Item 1.         Financial Statements

                  Balance Sheets - June 30, 2000 and December 31, 1999                                          3

                  Statements of Operations - Three and six month periods ended
                      June 30, 2000 and 1999                                                                    4

                  Statement of Partners' Equity - Six months ended June 30, 2000                                5

                  Statements of Cash Flows - Six months ended June 30, 2000 and 1999                            6

                  Notes to Financial Statements                                                               7 - 9

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                          10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                     11

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              11

Item 2 - 5.     Not applicable                                                                                 11

Item 6.         Exhibits and Reports on Form 8-K                                                               11

                                        2

PART I - Item 1.    Financial Statements
                    --------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                                 Balance Sheets

                       June 30, 2000 and December 31, 1999

                                                                                     (Unaudited)
                                                                                      June 30,      December 31,
                           Assets                                                        2000          1999
                           ------                                                        ----          ----
Property and equipment, at cost:
     Land and improvements                                                          $   780,500        780,500
     Buildings and improvements                                                       6,040,520      6,028,430
     Furniture, fixtures and equipment                                                  257,865        257,865
                                                                                    -----------    -----------

                                                                                      7,078,885      7,066,795
     Less accumulated depreciation                                                    2,214,101      2,097,343
                                                                                    -----------    -----------

                           Net property and equipment                                 4,864,784      4,969,452

Investment in joint ventures                                                            107,135        101,543

Cash and cash equivalents                                                               841,163        798,022
Receivables from affiliated parties                                                      96,866         90,816
Escrow deposits                                                                         211,591        231,206
Mortgage costs, less accumulated amortization
     of $35,192 in 2000 and $29,530 in 1999                                             304,514        310,176
Other assets                                                                             21,129         33,502
                                                                                    -----------    -----------

                           Total assets                                             $ 6,447,182      6,534,717
                                                                                    ===========    ===========


         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                                           5,248,748      5,269,300
     Accounts payable and accrued expenses                                              183,779        167,611
     Security deposits and prepaid rents                                                133,698        129,613
                                                                                    -----------    -----------

                           Total liabilities                                          5,566,225      5,566,524
                                                                                    -----------    -----------

Partners' equity (deficit):
     General partners                                                                  (158,099)      (155,482)
     Limited partners                                                                 1,039,056      1,123,675
                                                                                    -----------    -----------

                           Total partners' equity                                       880,957        968,193
                                                                                    -----------    -----------

Contingency
                                                                                    -----------    -----------
                           Total liabilities and partners' equity                   $ 6,447,182      6,534,717
                                                                                    ===========    ===========

See accompanying notes to financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                            Statements of Operations

            Three and six month periods ended June 30, 2000 and 1999

                                   (Unaudited)

                                                           Three months ended           Six months ended
                                                           ------------------           ----------------
                                                         June 30,      June 30,      June 30,      June 30,
                                                           2000          1999          2000          1999
                                                           ----          ----          ----          ----
Income:
     Rental                                            $  491,323       429,899       951,278       871,840
     Interest and other income                             17,909        14,540        51,792        34,787
                                                       ----------    ----------    ----------    ----------

                      Total income                        509,232       444,439     1,003,070       906,627
                                                       ----------    ----------    ----------    ----------

Expenses:
     Property operations                                  285,899       328,460       559,951       667,122
     Interest                                             114,229       114,503       228,691       229,931
     Depreciation                                          58,490        61,776       116,758       123,553
     Administrative:
         Affiliated parties                                44,184        46,324        90,676        87,467
         Other                                             58,602        55,018        99,822       110,552
                                                       ----------    ----------    ----------    ----------

                      Total expenses                      561,404       606,081     1,095,898     1,218,625
                                                       ----------    ----------    ----------    ----------

Loss before equity in earnings (loss)
     of joint venture                                     (52,172)     (161,642)      (92,828)     (311,998)

Equity in earnings (loss) of joint venture                 (1,315)       (4,145)        5,592       (38,371)
                                                       ----------    ----------    ----------    ----------

                      Net loss                         $  (53,487)     (165,787)      (87,236)     (350,369)
                                                       ==========    ==========    ==========    ==========

Net loss per limited partnership unit                  $     (.66)        (2.05)        (1.08)        (4.33)
                                                       ==========    ==========    ==========    ==========

Weighted average number of limited
         partnership units outstanding                   78,625.1      78,625.1      78,625.1      78,625.1
                                                       ==========    ==========    ==========    ==========

See accompanying notes to financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                          Statement of Partners' Equity

                         Six months ended June 30, 2000

                                   (Unaudited)



                                                  General        Limited Partners
                                                  Partners       Units     Amount
                                                  --------       -----     ------
Balances at January 1, 2000                     $ (155,482)   78,625.1    1,123,675

Net loss                                            (2,617)         --      (84,619)
                                                ----------    --------   ----------

Balances at June 30, 2000                       $ (158,099)   78,625.1    1,039,056
                                                ==========    ========   ==========

























See accompanying notes to financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                            Statements of Cash Flows

                     Six months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                                           Six months ended
                                                                                           ----------------
                                                                                          June 30,    June 30,
                                                                                            2000        1999
                                                                                            ----        ----
Cash flows from operating activities:
     Net loss                                                                           $ (87,236)    (350,369)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                               122,420      129,216
              Equity in joint venture operations                                           (5,592)      38,371
              Changes in:
                  Receivables from affiliated parties                                      (6,050)      93,291
                  Escrow deposits                                                          19,615      (73,609)
                  Other assets                                                             12,373        4,844
                  Accounts payable and accrued expenses                                    16,168       28,182
                  Security deposits and prepaid rents                                       4,085       12,818
                                                                                        ---------    ---------

                           Net cash provided  (used)  by
                               operating activities                                        75,783     (117,256)
                                                                                        ---------    ---------

Cash flows used by investing activities - additions to property
     and equipment                                                                        (12,090)          --
                                                                                        ---------    ---------

Cash flows from financing activities:
     Principal payments on mortgage loans                                                 (20,552)     (41,963)
     Distributions from joint ventures                                                         --       85,724
                                                                                        ---------    ---------

                           Net cash provided (used) by financing
                               activities                                                 (20,552)      43,761
                                                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents                                       43,141      (73,495)

Cash and cash equivalents at beginning of period                                          798,022      842,779
                                                                                        ---------    ---------

Cash and cash equivalents at end of period                                              $ 841,163      769,284
                                                                                        =========    =========


Supplemental disclosure of cash flow information -
     cash paid during the period for interest                                           $ 224,401      167,160
                                                                                        =========    =========

See accompanying notes to financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                          Notes to Financial Statements

                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)



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

     In July 1999, management of the joint venture established a plan to dispose of Foxhunt Apartments. The Foxhunt property is carried at the lower of depreciated cost or fair value less costs to sell and is not depreciated during the disposal period. Depreciation expense not recorded in the three and six months ended June 30, 2000 was approximately $72,000 and $144,000, respectively.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

(3)  Investment in Joint Venture, Continued
-------------------------------------------

     A summary of the assets, liabilities, and partners' deficiency of the Foxhunt joint venture as of June 30, 2000 and December 31, 1999 and the results of its operations for the six months ended June 30, 2000 and 1999 is as follows:

                                                                                      June 30,         December 31,
                                     Assets                                             2000               1999
                                     ------                                             ----               ----
         Property and equipment, net of accumulated depreciation                   $    2,440,665         2,442,352
         Cash and cash equivalents                                                        130,502           128,829
         Other assets                                                                     190,113           154,553
                                                                                   --------------       -----------

                           Total assets                                            $    2,761,280         2,725,734
                                                                                   ==============       ===========

                  Liabilities and Partners' Deficiency
                  ------------------------------------

         Liabilities:
              Mortgage loan payable                                                     5,975,684         6,000,000
              Other liabilities                                                           322,715           311,482
                                                                                   --------------       -----------

                           Total liabilities                                            6,298,399         6,311,482

         Partners' deficiency                                                          (3,537,119)       (3,585,748)
                                                                                   --------------       -----------

                           Total liabilities and partners' deficiency              $    2,761,280         2,725,734
                                                                                   ==============       ===========

                                                                                            Six months ended
                                                                                            ----------------
                                                                                     June 30,              June 30,
                                                                                       2000                  1999
                                                                                       ----                  ----
         Income:
              Rental                                                               $  759,089               688,211
              Interest and other income                                                29,003                46,282
                                                                                   ----------           -----------

                           Total income                                               788,092               734,493
                                                                                   ----------           -----------
         Expenses:
              Property operations                                                     348,383               445,844
              Interest                                                                288,767               352,995
              Depreciation                                                              1,687               145,612
              Administrative                                                          100,626               123,699
                                                                                   ----------           -----------

                           Total expenses                                             739,463             1,068,150
                                                                                   ----------           -----------

                           Net income (loss)                                       $   48,629              (333,657)
                                                                                   ==========           ===========

         Allocation of net income (loss):
              The Partnership                                                           5,592               (38,371)
              RPILP-II                                                                 43,037              (295,286)
                                                                                   ----------           -----------

                                                                                   $   48,629              (333,657
                                                                                   ==========           ===========

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

(5)  Contingency
----------------

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain a cash position adequate to fund its scheduled capital improvements for 2000 that include replacement of carpeting and appliances to enhance the attractiveness of apartments to both current and future residents. Other improvements planned and/or in process include interior painting and completion of roof and gutter repairs at Fairway Club Apartments (formerly The Villas). Landscaping improvements have been made to both sites. No distributions to partners were made during the six months ended June 30, 2000 or 1999. The ability to make distributions later in the current year will be evaluated.

Results of Operations
---------------------

As compared to the comparable 1999 periods, the Partnership's net loss decreased approximately $112,000 and $263,000, respectively, for the quarter and six months ended June 30, 2000. The primary components of the decreases were as follows:

                                                                           Three months           Six months
                                                                        ended June 30, 2000   Ended June 30, 2000
                                                                        -------------------   -------------------
 Income increases:
    Rental                                                                  $  62,000               79,000
    Equity in joint venture operations                                          3,000               44,000
    Other                                                                       3,000               17,000
 Expense decreases:
    Property operations                                                        43,000              114,000
    Depreciation                                                                3,000                7,000
Other                                                                          (2,000)               2,000
                                                                            ---------            ---------
                      Total                                                 $ 112,000            $ 263,000
                                                                            =========            =========

The increase in rental income in both periods is the result of higher occupancy at Fairway Club Apartments (formerly The Villas), offsetting relatively small decreases in rental income at Players Club. The Partnership's equity in the operations of the Foxhunt joint venture showed improvement as a result of improved operations at Foxhunt and a discontinuance of depreciating this property that is covered by a sales plan. Note 3 to the financial statements provides a summary of Foxhunt's financial statements.

The reductions in property operations expense are totally attributable to the decreases in the cost of repairs, replacements and maintenance at both properties.

PART I - Item 3.     Quantitative and Qualitative Disclosures About Market Risk
                     ----------------------------------------------------------

     The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

                           PART II - OTHER INFORMATION
                                     -----------------

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



REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP VI-B


By:    /s/ Joseph M. Jayson                        12/01/00
       -----------------------------------         -------------------
        Joseph M. Jayson,                          Date
        Individual General Partner and
        Principal Financial Officer