Form 10-Q
period 2000-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2001-03-13
CIK 822784

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                             Commission File Number
September 30, 2000                                       33-17579


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
             (Exact Name of Registrant as specified in its charter)



       Delaware                                          16-1309988
--------------------                       -------------------------------------
(State of Formation)                       (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280


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

                                    Form 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - September 30, 2000 and December 31, 1999                                     3

                  Statements of Operations - Three and nine month periods ended
                      September 30, 2000 and 1999                                                               4

                  Statements of Cash Flows - Nine months ended September 30, 2000
                      and 1999                                                                                  5

                  Notes to Financial Statements                                                               6 - 8

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                           9

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                     10

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              10

Item 2 - 6.     Not applicable                                                                                 10

                                        2

PART I - Item 1.    Financial Statements
                    --------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                                 Balance Sheets

                                                                                    (Unaudited)
                                                                                   September 30,   December 31,
                           Assets                                                       2000          1999
                           ------                                                       ----          ----
Property and equipment, at cost:
     Land and improvements                                                          $   780,500        780,500
     Buildings and improvements                                                       6,040,520      6,028,430
     Furniture, fixtures and equipment                                                  257,865        257,865
                                                                                    -----------    -----------

                                                                                      7,078,885      7,066,795
     Less accumulated depreciation                                                    2,272,480      2,097,343
                                                                                    -----------    -----------

                           Net property and equipment                                 4,806,405      4,969,452

Investment in joint ventures                                                            104,225        101,543

Cash and cash equivalents                                                               851,091        798,022
Receivables from affiliated parties                                                      97,285         90,816
Escrow deposits                                                                         171,668        231,206
Mortgage costs, less accumulated amortization
     of $38,023 in 2000 and $29,530 in 1999                                             301,683        310,176
Other assets                                                                             52,080         33,502
                                                                                    -----------    -----------

                           Total assets                                             $ 6,384,437      6,534,717
                                                                                    ===========    ===========


         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                                           5,238,743      5,269,300
     Accounts payable and accrued expenses                                              217,643        167,611
     Security deposits and prepaid rents                                                106,628        129,613
                                                                                    -----------    -----------

                           Total liabilities                                          5,563,014      5,566,524
                                                                                    -----------    -----------

Partners' equity (deficit):
     General partners                                                                  (159,885)      (155,482)
     Limited partners                                                                   981,308      1,123,675
                                                                                    -----------    -----------

                           Total partners' equity                                       821,423        968,193
                                                                                    -----------    -----------

Contingency
                                                                                    -----------    -----------

                           Total liabilities and partners' equity                   $ 6,384,437      6,534,717
                                                                                    ===========    ===========

See accompanying notes to financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                            Statements of Operations

                                   (Unaudited)

                                                         Three months ended               Nine months ended
                                                         ------------------               -----------------
                                                                    (as restated)                   (as restated)
                                                    September 30,    September 30,   September 30,   September 30,
                                                        2000             1999             2000           1999
                                                        ----             ----             ----           ----
Income:
     Rental                                          $  466,247           434,582       1,417,525     1,306,422
     Interest and other income                           16,080            21,236          67,872        56,023
                                                     ----------        ----------      ----------    ----------

                      Total income                      482,327           455,818       1,485,397     1,362,445
                                                     ----------        ----------      ----------    ----------

Expenses:
     Property operations                                294,282           290,532         854,233       957,654
     Interest                                           115,233           110,526         343,924       340,457
     Depreciation                                        58,379            61,778         175,137       185,331
     Administrative:
         Affiliated parties                              44,416            47,050         135,092       134,517
         Other                                           30,091            55,684         129,913       166,236
                                                     ----------        ----------      ----------    ----------

                      Total expenses                    542,401           565,570       1,638,299     1,784,195
                                                     ----------        ----------      ----------    ----------

Loss before equity in earnings (loss)
     of joint venture                                   (60,074)         (109,752)       (152,902)     (421,750)

Equity in earnings (loss) of joint venture                  540             2,244           6,132       (31,737)
                                                     ----------        ----------      ----------    ----------

                      Net loss                       $  (59,534)         (107,508)       (146,770)     (453,487)
                                                     ==========        ==========      ==========    ==========

Net loss per limited partnership unit                $     (.73)            (1.33)          (1.81)        (5.59)
                                                     ==========        ==========      ==========    ==========

Weighted average number of limited
     partnership units outstanding                     78,625.1          78,625.1        78,625.1      78,625.1
                                                     ==========        ==========      ==========    ==========

See accompanying notes to financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                            Statements of Cash Flows

                                   (Unaudited)

                                                                                       Nine months ended
                                                                                       -----------------
                                                                                                  (as restated)
                                                                                 September 30,    September 30,
                                                                                      2000             1999
                                                                                      ----             ----
Cash flows from operating activities:
     Net loss                                                                      $(146,770)        (453,487)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                          183,630          193,824
              Equity in joint venture operations                                      (6,132)          31,737
              Changes in:
                  Receivables from affiliated parties                                 (6,469)          62,383
                  Escrow deposits                                                     59,538           44,099
                  Other assets                                                       (18,578)         (25,244)
                  Accounts payable and accrued expenses                               50,032           63,252
                  Security deposits and prepaid rents                                (22,985)           7,821
                                                                                   ---------        ---------

                           Net cash provided by (used in)
                               operating activities                                   92,266          (75,615)
                                                                                   ---------        ---------

Cash flows from investing activities - additions to property
     and equipment                                                                   (12,090)            --
                                                                                   ---------        ---------

Cash flows from financing activities:
     Principal payments on mortgage loans                                            (30,557)         (29,224)
     Distributions from joint ventures                                                 3,450           85,725
                                                                                   ---------        ---------

                           Net cash provided by (used in) financing
                               activities                                            (27,107)          56,501
                                                                                   ---------        ---------

Net increase (decrease) in cash and cash equivalents                                  53,069          (19,114)

Cash and cash equivalents at beginning of period                                     798,022          842,779
                                                                                   ---------        ---------

Cash and cash equivalents at end of period                                         $ 851,091          823,665
                                                                                   =========        =========

Supplemental disclosure of cash flow information -
     cash paid during the period for interest                                      $ 336,874          274,856
                                                                                   =========        =========

See accompanying notes to financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

                          Notes to Financial Statements

                  Nine months ended September 30, 2000 and 1999
                                   (Unaudited)




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

     In July 1999, management of the joint venture established a plan to dispose of Foxhunt Apartments. The Foxhunt property is carried at the lower of depreciated cost or fair value less costs to sell and is not depreciated during the disposal period. Depreciation expense not recorded in the three and nine months ended September 30, 2000 was approximately $53,000 and $159,000, respectively.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B

-------------------------------------------

     A summary of the assets, liabilities, and partners' deficiency of the Foxhunt joint venture as of September 30, 2000 and December 31, 1999 and the results of its operations for the nine months ended September 30, 2000 and 1999 is as follows:

                                                                                     September 30,      December 31,
                                     Assets                                               2000              1999
                                     ------                                               ----              ----
         Property and equipment, net of accumulated depreciation                      $ 2,439,823         2,442,352
         Cash and cash equivalents                                                        117,757           128,829
         Other assets                                                                     115,317           154,553
                                                                                      -----------       -----------

                           Total assets                                               $ 2,672,897         2,725,734
                                                                                      ===========       ===========

                  Liabilities and Partners' Deficiency
                  ------------------------------------

         Liabilities:
              Mortgage loan payable                                                     5,963,156         6,000,000
              Other liabilities                                                           272,169           311,482
                                                                                      -----------       -----------

                           Total liabilities                                            6,235,325         6,311,482

         Partners' deficiency                                                          (3,562,428)       (3,585,748)
                                                                                      -----------       -----------

                           Total liabilities and partners' deficiency                 $ 2,672,897         2,725,734
                                                                                      ===========       ===========

                                                                                          Nine months ended
                                                                                          -----------------
                                                                                                     (as restated)
                                                                                September 30,         September 30,
                                                                                     2000                  1999
                                                                                     ----                  ----
         Income:
              Rental                                                              $ 1,119,785             1,065,915
              Interest and other income                                                47,367                61,209
                                                                                  -----------           -----------

                           Total income                                             1,167,152             1,127,124
                                                                                  -----------           -----------
         Expenses:
              Property operations                                                     549,605               740,165
              Interest                                                                411,717               382,468
              Depreciation                                                              2,530               108,282
              Administrative                                                          149,980               172,179
                                                                                  -----------           -----------

                           Total expenses                                           1,113,832             1,403,094
                                                                                  -----------           -----------

                           Net income (loss)                                      $    53,320              (275,970)
                                                                                  ===========           ===========

         Allocation of net income (loss):
              The Partnership                                                           6,132               (31,737)
              RPILP-II                                                                 47,188              (244,233)
                                                                                  -----------            ----------

                                                                                  $    53,320              (275,970)
                                                                                  ===========            ==========

                                        7

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain a cash position adequate to fund its scheduled capital improvements for 2000 that include replacement of carpeting and appliances to enhance the attractiveness of apartments to both current and future residents. Other improvements planned and/or in process include interior painting and completion of roof and gutter repairs at Fairway Club Apartments (formerly The Villas). Landscaping improvements have been made to both sites. No distributions to partners were made during the nine months ended September 30, 2000 or 1999. The ability to make distributions later in the current year will be evaluated.


Results of Operations
---------------------

As compared to the comparable 1999 periods, the Partnership's net loss decreased approximately $48,000 and $307,000, respectively, for the quarter and nine months ended September 30, 2000. The primary components of the decrease were as follows:

                                                                   Three months            Nine months
                                                                      ended                    ended
                                                                September 30, 2000      September 30, 2000
                                                                ------------------      ------------------
     Income increases (decreases):
         Rental                                                    $  32,000                 112,000
         Equity in operations of joint venture                        (2,000)                 38,000
     Expense (increase) decreases:
         Property operations                                          (4,000)                103,000
         Depreciation                                                  4,000                  10,000
            Administrative                                            28,000                  36,000
     Other                                                           (10,000)                  8,000
                                                                   ---------                 -------

                           Total                                   $  48,000                 307,000
                                                                   =========                 =======

The increase in rental income in both periods is the result of higher occupancy and/or rates at both the Fairway Club Apartments (formerly the Villas) and the Players Club. The Partnership's equity in the operations of the Foxhunt joint venture showed improvement in the nine month period as a result of improved operations at Foxhunt and a discontinuance of depreciation with regard to this property that is covered by a sales plan. Note 3 to the financial statements provides a summary of Foxhunt's financial statements.

The reduction in property operations expense in the nine months ended September 30, 2000, and the moderate increase in the quarter then ended, are primarily attributable to changes in the cost of repairs, replacements and maintenance at both properties.

The decrease in administrative expense in both periods is due to a significant reduction in advertising and promotional expenses at the Fairway Club. Also, the 1999 expense of this property includes the cost of major improvements made to the model apartment.

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

Items 2, 3, 4, 5 and 6
----------------------

     Not applicable.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP VI-B



By:    /s/ Joseph M. Jayson                               March 13, 2001
       -------------------------------                    --------------
        Joseph M. Jayson,                                 Date
        Individual General Partner and
        Principal Financial Officer