Form 10-K405
period 2000-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2001-04-02
CIK 822784

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 33-17579

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B (Exact Name of Registrant as specified in its Charter)

       Delaware                                           16-1309988
- --------------------                          ---------------------------------
(State of Formation)                          (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-9090
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

                                     PART I
                                     ------

ITEM  1: BUSINESS
- -----------------

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

         The Partnership's primary business is to own and operate income-producing real property for the benefit of its limited partners. At December 31, 2000, the Partnership owned two apartment complexes, both acquired in 1991: (1) the 144 unit Players Club North Apartments, located in Lutz, Florida, and (2) Fairway Club Apartments (formerly the Villas), a 192 unit apartment complex in Greenville, South Carolina. These properties are currently being actively marketed for sale.

         In addition, since 1992, the Partnership has held an 11.5% interest in Realmark/Foxhunt Limited Partnership, a joint venture owning a 250 unit apartment complex in Kettering, Ohio. Subsequent to December 31, 2000, the Foxhunt property was sold, as discussed in the notes to the financial statements and in management's discussion and analysis.

         Occupancy for each complex as of December 31 was as follows:

                                                                  2000            1999            1998
                                                                  ----            ----            ----
Fairway Club                                                       82%             86%              72%
Players Club                                                       97%             88%              98%

         For financial statement purposes, the operations of the Partnership's properties are consolidated. The following chart lists the percentage of total Partnership revenue generated by each complex for the year indicated:

                                                                  2000            1999            1998
                                                                  ----            ----            ----
Fairway Club                                                       52%             55%              45%
Players Club                                                       48%             45%              55%

         The business of the Partnership is not seasonal. The Partnership, as of December 31, 2000, did not directly employ any persons in a full-time position. All regular employees who rendered services on behalf of the Partnership through December 31, 2000 were employees of the Corporate General Partner or its affiliates.

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


ITEM 2:  PROPERTIES
- -------------------

The following is a list of properties owned by the Partnership at December 31, 2000:

  Property Name
  and Location                      General Character of Property                            Purchase Date
  ------------                      -----------------------------                            -------------
Players Club North                  A 144 unit apartment complex securing an 8.48%             June 1991
Lutz, FL                            mortgage loan with a balance at 12/31/00 of
                                    $2,644,202, maturing June 2027

Fairway Club                        A 192 unit apartment complex securing an 8.30%
Greenville, SC                      mortgage loan with a balance at 12/31/00 of                June 1991
                                    $2,583,100, maturing June 2027

ITEM 3:  LEGAL PROCEEDINGS
- --------------------------

         The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
- ----------------------------------------------------------------------

         There is currently no active trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future. As of December 31, 2000, there were 1,031 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA
- --------------------------------

                                                         At or for the year ended December 31,
                                    --------------------------------------------------------------------------------
                                             2000           1999            1998             1997           1996
                                    --------------------------------------------------------------------------------
Balance sheet data
Net rental property                       $4,748,429      4,969,452        5,190,396       5,450,259      5,640,205
Total assets                               5,986,548      6,534,717        7,045,544       8,034,759      7,749,737
Mortgage loans payable                     5,227,302      5,269,300        5,309,087       5,345,640      4,225,106
Partners' equity                             543,775        968,193        1,413,016       2,272,833      3,197,149
                                    ================================================================================
Operating data
Rental income                              1,863,378      1,695,604        1,446,398       1,531,418      1,552,571
Other income                                 109,956        189,827          183,156         120,815        131,383
                                    --------------------------------------------------------------------------------
Total revenue                              1,973,334      1,885,431        1,629,554       1,652,233      1,683,954
                                    --------------------------------------------------------------------------------
Property operating costs                   1,151,282      1,245,846        1,297,078       1,125,361        826,421
Depreciation                                 233,113        223,157          259,863         237,150        232,660
Interest expense                             458,931        462,411          466,099         577,199        421,954
Administrative expenses                      368,139        344,713          349,535         344,466        373,953
                                    --------------------------------------------------------------------------------
Total expenses                             2,211,465      2,276,127        2,372,575       2,284,176      1,854,988
                                    --------------------------------------------------------------------------------
Loss before equity in joint venture
  operations                                (238,131)      (390,696)        (743,021)       (631,943)      (171,034)
Equity in earnings (loss) of joint
  venture                                      3,469        (54,127)        (116,796)        (42,373)       (51,048)
                                    --------------------------------------------------------------------------------
Net loss                                    (234,662)      (444,823)        (859,817)       (674,316)      (222,082)
                                    ================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                         151,055        (77,516)        (543,988)       (454,424)       918,459
Investing activities                          (8,640)        72,546                -        (108,725)       (36,500)
Financing activities                        (231,754)       (39,787)         (35,594)        530,828        (69,001)
                                    --------------------------------------------------------------------------------
Net increase (decrease) in cash              (89,339)       (44,757)        (579,582)        (32,321)       812,958
                                    ================================================================================
Per limited partnership unit:
Net loss                                      ($2.90)         (5.49)          (10.61)          (8.32)         (2.74)

Distributions                                  $2.34              -                -            3.08           0.23
                                    ================================================================================

                                        4

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

Liquidity and Capital Resources:
- --------------------------------

         At December 31, 2000, the Partnership had a cash position of approximately $700,000, after its 2000 operations generated cash of $150,000 and after making a partner distribution of $190,000 late in the year. While rental market conditions are never certain, if the occupancy levels at both properties remain constant or increase, operations should continue to produce cash flow, unless unplanned repairs, replacements or other nonrecurring expenditures should need to be addressed. The Partnership has no material commitments at December 31, 2000.

Results of Operations:
- ----------------------

         For the year ended December 31, 1999, the Partnership's net loss of $444,823 was a 48% decrease from the year ended December 31, 1998. The improvement was attributable to several factors, the primary one being an increase in occupancy at Fairway Club where rental income increased by $213,694 or 34%. Average occupancy at Fairway Club in 1999 was 84%, a substantial increase over the 71% of the prior year. Average occupancy levels at Players Club decreased somewhat in 1999 to 94%, from 97% in 1998.

         All primary expense categories decreased in 1999. Extensive repairs and replacements continued at the Fairway Club in 1999 but to a lesser degree than in 1998, accounting for the decrease in property operating costs. Depreciation expense decreased in 1999, as certain equipment became fully depreciated in 1998. Administrative and interest expenses were essentially the same in both 1999 and 1998.

         The increases in rental income continued in 2000 as the occupancy rate at Fairway Club rose to 88%. Occupancy at Players Club remained constant, but it was able to realize increased rent income of approximately $40,000 by increasing rates. Together, the two properties showed a $168,000 increase in rental income, partially offset by an $80,000 decrease in other income. The latter resulted from lower amounts of fees and forfeitures.

         In 2000, property operating costs again fell because of lower costs of repairs and replacements as compared to the costs of the extensive work completed in 1999. Higher professional fees caused the increase in administrative expenses in 2000, while depreciation and interest expense were relatively level.

         The Foxhunt Joint Venture generated a net loss of $470,672 in 1999 as compared to a 1998 net loss of $943,631. The decrease in the loss was primarily the result of increased rental income of approximately $125,000 and a decrease in property operations, interest and depreciation expenses of approximately $393,000. The latter decreased approximately $100,000 in 1999 since the Foxhunt property became the subject of a formal plan of disposal on July 1, 1999. The lack of depreciation in 2000 and a significant decrease in operating costs led to net income of $30,000 at Foxhunt in 2000. The complex was sold on March 1, 2001. Refer to the notes to the consolidated financial statements for details of the sale.

         The Lakeview Village Joint Venture generated a net loss of $51,040 in 1998, with the Partnership's 16.22% share amounting to $8,279. The property was sold in December of 1998. Refer to the notes to the consolidated financial statements for details of the sale.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
- -------------------------------------------------------------------

         The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loans on the Partnership's properties are fixed rate and therefore, are not subject to market risk.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

         Listed under Item 14 of this report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

         As reported on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2000 and amended on February 3, 2000, April 17, 2000 and May 2, 2000, incorporated herein by reference in their entirety: (i) Deloitte & Touche LLP notified the Partnership on January 11, 2000 that its relationship as the principal accountants to audit the Partnership's financial statements had ceased; and (ii) effective January 28, 2000, the Partnership engaged Toski, Schaefer & Co., P.C. as its independent accountants.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2000, are listed below. Each director is subject to election on an annual basis.

                                    Title of All Positions
Name                                Held with the Company                      Year First Elected to Position
- ----                                ---------------------                      ------------------------------
Joseph M. Jayson                    Chairman of the Board, President                        1979
                                      and Treasurer

Judith P. Jayson                    Vice President and Director                             1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:
                                        6

Joseph M. Jayson, age 62, is Chairman, Director and sole stockholder of J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 38 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 38 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 19 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 60, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 29 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION
- -------------------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2000. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the Units of Limited Partnership Interests of the Partnership. The General Partners, as of December 31, 2000, owned no Units of Limited Partnership Interest. An affiliate of the General Partners owned approximately 2.43% of the units of Limited Partnership Interest at December 31, 2000.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

         The properties of the Partnership's subsidiaries are managed by Realmark Corporation, an affiliate of the Partnership's corporate general partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the corporate general partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions".

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

(a)      Consolidated Financial Statements
         ---------------------------------
                                                                                       Page
                                                                                       ----
         Independent Auditors' Report - As of and for the years ended
           December 31, 2000 and 1999                                                   F-1
         Independent Auditors' Report for the year ended
           December 31, 1998                                                            F-2
         Consolidated Balance Sheets as of December 31, 2000 and 1999                   F-3
         Consolidated Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998                                             F-4
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2000, 1999, and 1998                                      F-5
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2000, 1999, and 1998                                            F-6
         Notes to Consolidated Financial Statements                                     F-7

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation               F-13

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

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

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP  VI-B


By:      /s/ Joseph M. Jayson                                 April 2, 2001
         ----------------------------------------           -----------------
         JOSEPH M. JAYSON,                                         Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                 April 2, 2001
         ----------------------------------------           -----------------
         JOSEPH M. JAYSON,                                         Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                 April 2, 2001
         ----------------------------------------           -----------------
         JUDITH P. JAYSON,                                         Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors Limited Partnership - VI B:


We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - VI B and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - VIB and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 6 to the consolidated financial statements, the Partnership is involved in a class and derivative lawsuit. The lawsuit alleges claims of mismanagement and improper use of partnership funds by the general partners of the Partnership. The lawsuit seeks, among other things, the liquidation of the Partnership. The possible effect of this contingency is not presently determinable and, therefore, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 23, 2001

INDEPENDENT AUDITORS' REPORT



To the Partners of
Realmark Property Investors Limited Partnership VI B:


We have audited the accompanying statements of operations, partners' capital (deficit) and cash flows of Realmark Property Investors Limited Partnership VIB (the Partnership) for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Buffalo, New York
April 12, 1999

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                           Assets                                                           2000            1999
                           ------                                                           ----            ----

Property and equipment, at cost:
     Land and improvements                                                               $   780,500        780,500
     Buildings and improvements                                                            6,040,520      6,028,430
     Furniture and equipment                                                                 257,865        257,865
                                                                                         -----------    -----------

                                                                                           7,078,885      7,066,795
     Less accumulated depreciation                                                         2,330,456      2,097,343
                                                                                         -----------    -----------

                           Net property and equipment                                      4,748,429      4,969,452

Cash and equivalents                                                                         708,683        798,022
Receivable from affiliated parties                                                             9,524         90,816
Escrow deposits                                                                               77,372        231,206
Investments in joint ventures                                                                101,562        101,543
Deferred mortgage costs, less accumulated amortization
     of $40,854 in 2000 and $29,530 in 1999                                                  298,852        310,176
Other assets                                                                                  42,126         33,502
                                                                                         -----------    -----------

                           Total assets                                                  $ 5,986,548      6,534,717
                                                                                         ===========    ===========


         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                                                5,227,302      5,269,300
     Accounts payable and accrued expenses                                                   111,858        167,611
     Security deposits and prepaid rents                                                     103,613        129,613
                                                                                         -----------    -----------

                           Total liabilities                                               5,442,773      5,566,524
                                                                                         -----------    -----------

Partners' equity (deficit):
     General partners                                                                       (168,215)      (155,482)
     Limited partners                                                                        711,990      1,123,675
                                                                                         -----------    -----------

                           Total partners' equity                                            543,775        968,193

Contingency                                                                              -----------    -----------

                           Total liabilities and partners' equity                        $ 5,986,548      6,534,717
                                                                                         ===========    ===========

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended December 31, 2000, 1999 and 1998


                                                                             2000            1999           1998
                                                                             ----            ----           ----
Income:
     Rental                                                               $ 1,863,378      1,695,604      1,446,398
     Interest and other                                                       109,956        189,827        183,156
                                                                          -----------    -----------    -----------

                           Total income                                     1,973,334      1,885,431      1,629,554
                                                                          -----------    -----------    -----------

Expenses:
     Property operations                                                    1,151,282      1,245,846      1,297,078
     Interest                                                                 458,931        462,411        466,099
     Depreciation                                                             233,113        223,157        259,863
     Administrative:
         Affiliated parties                                                   177,503        164,799        150,152
         Other                                                                190,636        179,914        199,383
                                                                          -----------    -----------    -----------

                           Total expenses                                   2,211,465      2,276,127      2,372,575
                                                                          -----------    -----------    -----------

Loss before equity in earnings (loss) of joint ventures                      (238,131)      (390,696)      (743,021)

Equity in earnings (loss) of joint ventures                                     3,469        (54,127)      (116,796)
                                                                          -----------    -----------    -----------

                           Net loss                                       $  (234,662)      (444,823)      (859,817)
                                                                          ===========    ===========    ===========

Net loss per limited partnership unit                                     $     (2.90)         (5.49)        (10.61)
                                                                          ===========    ===========    ===========

Distributions per limited partnership unit                                $      2.34             --             --
                                                                          ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                                       78,625.1       78,625.1       78,625.1
                                                                          ===========    ===========    ===========

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2000, 1999 and 1998

                                                                               Limited Partners
                                                                General        ----------------
                                                                Partners      Units      Amount
                                                                --------      -----      ------
Balances at December 31, 1997                                 $ (116,342)   78,625.1    2,389,175

Net loss                                                         (25,795)         --     (834,022)
                                                              ----------    --------   ----------

Balances at December 31, 1998                                   (142,137)   78,625.1    1,555,153

Net loss                                                         (13,345)         --     (431,478)
                                                              ----------    --------   ----------

Balances at December 31, 1999                                   (155,482)   78,625.1    1,123,675

Net loss                                                          (7,040)         --     (227,622)

Distributions to partners                                         (5,693)         --     (184,063)
                                                              ----------    --------   ----------

Balances at December 31, 2000                                 $ (168,215)   78,625.1      711,990
                                                              ==========    ========   ==========

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2000, 1999 and 1998



                                                                            2000          1999          1998
                                                                            ----          ----          ----
Cash flows from operating activities:
     Net loss                                                            $ (234,662)     (444,823)     (859,817)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                 244,437       234,480       271,185
              Equity in (earnings) loss of joint ventures                    (3,469)       54,127       116,796
              Changes in:
                  Receivable from affiliated parties                         81,292         9,179       (42,093)
                  Escrow deposits                                           153,834        97,564        80,038
                  Other assets                                               (8,624)       (1,826)      (17,252)
                  Accounts payable and accrued expenses                     (55,753)      (64,569)      (42,447)
                  Security deposits and prepaid rents                       (26,000)       38,352       (50,398)
                                                                         ----------    ----------    ----------

                           Net cash provided by (used in)
                               operating activities                         151,055       (77,516)     (543,988)
                                                                         ----------    ----------    ----------
Cash flows from investing activities:
     Additions to property and equipment                                    (12,090)       (2,213)           --
     Distributions received from joint venture                                3,450        74,759            --
                                                                         ----------    ----------    ----------

                           Net cash provided by (used in)
                              investing activities                           (8,640)       72,546            --
                                                                         ----------    ----------    ----------
Cash flows from financing activities:
     Mortgage acquisition costs                                                  --            --           959
     Principal payments on mortgage loans                                   (41,998)      (39,787)      (36,553)
     Distributions to partners                                             (189,756)           --            --
                                                                         ----------    ----------    ----------

                           Net cash used in financing
                              activities                                   (231,754)      (39,787)      (35,594)
                                                                         ----------    ----------    ----------

Net decrease in cash and equivalents                                        (89,339)      (44,757)     (579,582)

Cash and equivalents at beginning of year                                   798,022       842,779     1,422,361
                                                                         ----------    ----------    ----------

Cash and equivalents at end of year                                      $  708,683       798,022       842,779
                                                                         ==========    ==========    ==========
Supplemental disclosure of cash flow information -
     cash paid for interest                                              $  447,911       450,122       436,301
                                                                         ==========    ==========    ==========

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


(1)  Formation and Operation of Partnership
- -------------------------------------------

     Realmark Property Investors Limited Partnership - VI B (the Partnership) is a Delaware limited partnership formed on September 21, 1987, to invest in a diversified portfolio of income producing real estate investments.

     In 1989 and 1990, the Partnership sold, through a public offering, 78,625.1 units of limited partnership interest for $7,862,510. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner) who is the sole stockholder of J.M. Jayson & Company Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 5). The partnership agreement also provides that the distribution of funds, revenues, and costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, be allocated 97% to the limited partners and 3% to the general partners.

(2)  Summary of Significant Accounting Policies
- -----------------------------------------------

     (a) Basis of Accounting and Consolidation
     -----------------------------------------

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Partnership and its two subsidiaries, that are wholly-owned:

              (1) Realmark-Players, LLC that owns Players Club North, a 144 unit apartment complex located in Lutz, Florida, acquired in 1991 for $3,007,000.
              (2) Realmark-Villa, LLC that owns Fairway Club (formerly The
                  Villa), a 192 unit apartment complex located in Greeneville, South Carolina, acquired in 1991 for $3,100,000.

         In consolidation, all intercompany accounts and transactions have been eliminated.

     (b) Estimates
     -------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
     --------------------------

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, from 5 to 25 years. Significant improvements are capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated.

     (d) Cash and Equivalents
     ------------------------

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs
     ---------------------------

         Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgage.

     (f) Joint Ventures
     ------------------

         The Partnership's minority interests in joint ventures are accounted for on the equity method.

     (g) Rental Income
     -----------------

         Rental income is recognized as earned according to the terms of the leases that are generally for periods of one year or less, payable monthly. Delinquent rents are not recorded.

     (h) Per Unit Data
     -----------------

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

     (i) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2000.

     (j) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2000, net assets for financial reporting purposes were $552,000 more than the tax bases of the net assets.

     (k) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

     (l) Accounting Changes and Developments
     ---------------------------------------

         The Financial Accounting Board (FASB) has issued Statement of
              Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes that SFAS No. 133 will not have a material effect on the Partnership's consolidated financial statements.

     (m) Reclassifications
     ---------------------

         Reclassifications have been made to certain 1999 and 1998 balances to conform them to the 2000 presentation.

(3)  Mortgage Loans Payable
- ---------------------------

     Mortgage loans payable are as follows:

                                                                                                  Balance
                                                                         Total                  December 31,
                                          Interest                      monthly                 ------------
         Property collateral                rate         Maturity       payment           2000               1999
         -------------------                ----         --------       -------           ----               ----
         Players Club North                8.48%            2027        $ 20,824      $ 2,644,202         2,665,129
         Fairway Club                      8.30%            2027          20,002        2,583,100         2,604,171
                                                                        ========      -----------         ---------

                                                                                      $ 5,227,302         5,269,300
                                                                                      ===========         =========

     The aggregate maturities of the mortgages for each of the five years following 2000 and thereafter, assuming principal payments are not accelerated, are as follows:

                           2001                                                      $     53,302
                           2002                                                            57,950
                           2003                                                            63,003
                           2004                                                            68,497
                           2005                                                            74,471
                           Thereafter                                                   4,910,079
                                                                                     ------------

                                                                                     $  5,227,302
                                                                                     ============

(4)  Investments in Joint Ventures
- ----------------------------------

     The Partnership has an 11.5% interest in a joint venture with Realmark
         Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners. The venture owns and operates the Foxhunt Apartments, Dayton, Ohio. The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 88.5% to RPILP-II and 11.5% to the Partnership. In July 1999, the venturers developed a plan to dispose of Foxhunt Apartments. Accordingly, no depreciation of the apartments has been recorded since then. On March 1, 2001, the apartment complex was sold for $7,600,000 resulting in a net gain to the joint venture for financial reporting purposes of approximately $4,900,000, after considering costs of the sale. The net proceeds realized by the venture were approximately $1,140,000.

     The following financial information of the joint venture is presented on a historical-cost basis. The equity ownership was determined based upon the cash contributed to the joint venture by the Partnership as a percentage of the general partners' estimate of the fair market value of the apartment complex and other net assets at the date of inception.

                            Balance Sheet Information
                            -------------------------

                                                                                              December 31,
                                                                                              ------------
                           Assets                                                         2000              1999
                           ------                                                         ----              ----
Property and equipment, net of accumulated depreciation                            $    2,442,352         2,442,352
Other assets                                                                              245,457           283,382
                                                                                   --------------        ----------

                           Total assets                                            $    2,687,809         2,725,734
                                                                                   ==============        ==========
Liabilities and Partners' Deficiency
- ------------------------------------

Liabilities:
     Mortgage loan payable                                                              5,950,373         6,000,000
     Other liabilities                                                                    323,019           311,482
                                                                                   --------------        ----------

                           Total liabilities                                            6,273,392         6,311,482

Partners' deficiency                                                                   (3,585,583)       (3,585,748)
                                                                                   --------------        ----------

                           Total liabilities and partners' deficiency              $    2,687,809         2,725,734
                                                                                   ==============        ==========

                              Operating Information
                              ---------------------

                                                                                 Years ended December 31,
                                                                                 ------------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
Income:
     Rental                                                          $ 1,436,572        1,410,656         1,285,350
     Interest and other income                                            64,233           99,410           139,155
                                                                     -----------      -----------        ----------

                           Total income                                1,500,805        1,510,066         1,424,505
                                                                     -----------      -----------        ----------
Expenses:
     Property operations                                                 733,839        1,024,331         1,099,417
     Interest                                                            534,817          648,784           864,886
     Depreciation                                                             --          109,124           211,112
     Administrative:
         Affiliated parties                                              113,600          101,571           108,381
         Other                                                            88,384           96,928            84,340
                                                                     -----------      -----------        ----------

                           Total expenses                              1,470,640        1,980,738         2,368,136
                                                                     -----------      -----------        ----------

Net income (loss)                                                    $    30,165         (470,672)         (943,631)
                                                                     ===========      ===========        ==========


Allocation of net income (loss):
     The Partnership                                                       3,469          (54,127)         (108,517)
     RPILP-II                                                             26,696         (416,545)         (835,114)
                                                                     -----------      -----------        ----------

                           Total                                     $    30,165         (470,672)         (943,631)
                                                                     ===========      ===========        ==========


A reconciliation of the Partnership's investment in the Foxhunt Joint Venture follows:

                                                                         2000             1999              1998
                                                                         ----             ----              ----
         Beginning balance                                           $   101,543          267,383          375,900
         Equity in net income (loss)                                       3,469          (54,127)        (108,517)
         Cash distribution                                                (3,450)        (111,713)              --
                                                                     -----------        ---------       ----------

         Ending balance                                              $   101,562          101,543          267,383
                                                                     ===========        =========       ==========

     From 1992 to 1999, the Partnership had a 16% interest in a joint venture with Realmark Property Investors Limited Partnership IV (RPILP-IV), an entity affiliated through common general partners. The venture owned and operated the Lakeview Apartment complex, Milwaukee, Wisconsin. In December 1998, the property was sold for $3,400,000 and the Venture was dissolved. The Venture satisfied the majority of its mortgage liability using the proceeds from the sale of its property. The remaining obligation was forgiven by the lender, resulting in an extraordinary gain of $253,159 in 1998. The Venture had $301,197 of rental income in 1998, $1,459,234 of expense, a gain on the property sale of $851,317 and a net loss of $51,040.

(5)  Related Party Transactions
- -------------------------------

     The corporate general partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                          2000             1999              1998
                                                                          ----             ----              ----
         Property management fees based on a
              percentage (generally 5%) of rent income                 $  95,533           88,266            78,256

         Reimbursement for cost of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                           81,970           76,533            71,896
                                                                       ---------         --------          --------

                                                                       $ 177,503          164,799           150,152
                                                                       =========         ========          ========

     In addition to the above, other properties specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from affiliated parties are payable on demand and bear interest at 11%.

(6)  Contingency
- ----------------

     The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case. The possible effect of this contingency is not presently determinable and, therefore, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                     Schedule III
                                                                                                                     ------------
     REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                                December 31, 2000

                                                                                                   Gross amounts at which
                                                                   Cost                          carried at close of period
                                         Initial Cost to        capitalized                      --------------------------
                                           Partnership          subsequent                   Land           Buildings
 Property                         ---------------------------       to                        and              and
description        Encumbrances       Land        Buildings     acquisition  Retirements  improvements    improvements     Total
- -----------        ------------   ------------   ------------   -----------  -----------  ------------    ------------     -----
Fairway Club
   Greenville, SC  $2,583,100      528,000         3,059,008       280,159      144,026      554,500        3,168,641     3,723,141

Player's Club
   North
   Lutz, FL         2,644,202      218,000         2,851,851        28,028           --      226,000        2,871,879     3,097,879
                   ----------      -------         ---------      --------      -------      -------        ---------     ---------

                   $5,227,302      746,000         5,910,859       308,187      144,026      780,500        6,040,520     6,821,020
                   ==========      =======         =========       =======      =======      =======        =========     =========

Foxhunt Joint
   Venture
   Kettering, OH   $5,950,373      387,500         4,890,020       235,608           --      387,500        5,125,628     5,513,128
                   ==========      =======         =========       =======      =======      =======        =========     =========

(TABLE RESTUBBED)
                                                            Life on which
                                                             depreciation
                                                              in latest
                                                              statement
                     Accumulated      Date of      Date     of operations
                     Depreciation  construction  acquired    is computed
                     ------------  ------------  --------   -------------
Fairway Club
   Greenville, SC      1,039,894       1971        6/91        25 years

Player's Club
   North
   Lutz, FL            1,034,247       1986        6/91        25 years
                       ---------

                       2,074,141
                       =========

Foxhunt Joint
   Venture
   Kettering, OH       3,083,021       1972        9/91        25 years *
                       =========

* In accordance with Statement of Financial Accounting Standards No. 121, no depreciation was recorded during the disposal period.


                                                                                           Schedule III, Continued
                                                                                           -----------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                        December 31, 2000, 1999 and 1998


(1)  Cost for Federal income tax purposes is $6,821,020.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2000, 1999 and 1998 follows:

                                                                                  Partnership Properties
                                                                                  ----------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
     Balance at beginning of year                                    $ 6,808,930        6,808,930         6,808,930
     Additions                                                            12,090               --                --
                                                                     -----------      -----------       -----------

     Balance at end of year                                          $ 6,821,020        6,808,930         6,808,930
                                                                     ===========      ===========       ===========

                                                                                 Joint Venture Properties
                                                                                 ------------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
     Balance at beginning of year                                    $ 5,513,128        5,494,641         9,588,006
     Additions                                                                --           18,487            68,970
     Dispositions (5)                                                         --               --        (4,162,335)
                                                                     -----------       ----------         ---------

     Balance at end of year                                          $ 5,513,128        5,513,128         5,494,641
                                                                     ===========       ==========         =========

(3) A reconciliation of accumulated depreciation for building and improvements for the years ended December 31, 2000, 1999 and 1998 follows:

                                                                                  Partnership Properties
                                                                                  ----------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
     Balance at beginning of year                                    $ 1,841,470        1,609,200         1,376,933
     Depreciation expense                                                232,671          232,270           232,267
                                                                     -----------       ----------        ----------

     Balance at end of year (4)                                      $ 2,074,141        1,841,470         1,609,200
                                                                     ===========       ==========        ==========

                                                                                  Joint Venture Properties
                                                                                  ------------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
     Balance at beginning of year                                    $ 3,083,021        2,977,048         4,570,419
     Depreciation expense                                                     --          105,973           209,647
     Dispositions (5)                                                         --               --        (1,803,018)
                                                                     -----------      -----------        ----------

     Balance at end of year (4)                                      $ 3,083,021        3,083,021         2,977,048
                                                                     ===========      ===========        ==========

(4) Balance applies entirely to buildings. All properties are depreciated over 25 year lives.

(5)  Sale of Lakeview Apartments in 1998.