Form 10-Q
period 2001-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2001-05-15
CIK 822784

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2001

Commission File Number: 33-17579


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP -VI B
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                          16-1309988
-----------------------                     ---------------------------------
(State of organization)                     (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
------------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                                                               March 31,           December 31,
                                                                                 2001                  2000
                                                                          ----------------      ----------------
                     Assets
                     ------
Cost of property and equipment, all held for sale in 2001                      $7,078,885             7,078,885
Less accumulated depreciation                                                   2,330,456             2,330,456
                                                                          ----------------      ----------------
                                                                                4,748,429             4,748,429
Cash and equivalents                                                              882,772               708,683
Investment in joint venture                                                       511,626               101,562
Other assets                                                                      461,353               427,874
                                                                          ----------------      ----------------
     Total assets                                                              $6,604,180             5,986,548
                                                                          ================      ================

        Liabilities and Partners' Equity
        --------------------------------
Mortgage loans payable                                                          5,214,420             5,227,302
Accounts payable and accrued expenses                                             131,032               111,858
Other liabilities                                                                 116,266               103,613
Partners' equity                                                                1,142,462               543,775
                                                                          ----------------      ----------------
     Total liabilities and partners' equity                                    $6,604,180             5,986,548
                                                                          ================      ================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                                                                Three months ended March 31,
                                                                          --------------------------------------
                                                                                 2001                  2000
                                                                          ----------------      ----------------
Rental income                                                                    $472,271               459,955
Other income                                                                       32,343                33,883
                                                                          ----------------      ----------------
     Total income                                                                 504,614               493,838
                                                                          ----------------      ----------------
Property operating costs                                                          259,552               274,052
Depreciation                                                                           --                58,268
Administrative expense - affiliates                                                43,655                46,492
Other administrative expense                                                       37,344                41,220
Interest                                                                          111,879               114,462
                                                                          ----------------      ----------------
     Total expenses                                                               452,430               534,494
                                                                          ----------------      ----------------
Income (loss) before equity in earnings of joint venture                           52,184               (40,656)
Equity in earnings of joint venture                                               546,503                 6,907
                                                                          ----------------      ----------------
     Net income (loss)                                                           $598,687               (33,749)
                                                                          ================      ================
Net income (loss) per limited partnership unit                                      $7.39                 (0.42)
                                                                          ================      ================
Weighted average limited partnership units outstanding                             78,625                78,625
                                                                          ================      ================

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                Three months ended March 31,
                                                                          --------------------------------------
                                                                                 2001                  2000
                                                                          ----------------      ----------------
Operating activities:
     Net income (loss)                                                            598,687               (33,749)
     Adjustments:

       Equity in earnings of joint venture                                       (546,503)               (6,907)
       Depreciation and amortization                                                   --                61,099
       Other, principally changes in other assets and liabilities                  (1,653)               21,501
                                                                          ----------------      ----------------
          Net cash provided (used) by operating activities                         50,531                48,851
                                                                          ----------------      ----------------
Investing activities:
     Additions to property and equipment                                               --               (12,090)
     Distributions from joint ventures                                            136,440                    --
                                                                          ----------------      ----------------
          Net cash provided (used) by investing activities                        136,440               (12,090)
                                                                          ----------------      ----------------
Net cash used by financing activities-
     principal payments on mortgage loans                                         (12,882)              (10,768)
                                                                          ----------------      ----------------
Net increase (decrease) in cash and equivalents                                   174,089                25,993
Cash and equivalents at beginning of period                                       708,683               798,022
                                                                          ----------------      ----------------
Cash and equivalents at end of period                                            $882,772               824,015
                                                                          ================      ================



                          Notes to Financial Statements
                   Three months ended March 31, 2001 and 2000

Organization
------------

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

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 2000 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation.

Property and Equipment
----------------------

The Partnership's two apartment complex properties, Fairway Club and Players Club, are being actively marketed for sale. Depreciation not recorded on these properties in the three months ended March 31, 2001 was approximately $58,000. Fairway Club is the subject of a contingent $4,700,000 sales agreement that, if closed, will result in a gain of approximately $1,500,000 to the Partnership and net proceeds of approximately $2,000,000.

Investment in Joint Venture
---------------------------

At December 31, 2000, the Partnership had an 11.5% interest in a joint venture with Realmark Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners, owning 88.5%. The Joint Venture was formed to own and operate the Foxhunt Apartments, located in Dayton, Ohio. The Foxhunt property had been the subject of a plan of disposal since July 1999 and was sold on March 1, 2001 to an unaffiliated entity, for $7,600,000. After satisfaction of the $5,942,000 mortgage loan on the property and payment of closing costs, the net proceeds were approximately $1.1 million. The Partnership's equity in the net income of the venture includes its share of the net gain of approximately $4,700.000.

Contingency
-----------

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

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 138 and 133, which concern accounting for derivative instruments and hedging activities, became effective for the Partnership on January 1, 2001 and did not have any effect on the Partnership's financial statements.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain a cash position adequate to fund scheduled capital improvements. A distribution to partners was made in the year ended December 31, 2000. The ability to make distributions later in the current year will be evaluated if and when the sale of the Fairway Club property is completed.

Results of Operations
---------------------

As compared to the first quarter of 2000, the Partnership's income before equity in earnings of the joint venture and depreciation increased from $18,000 to $52,000 in 2001. The net increase of $34,000 was primarily attributable to a $12,000 increase in rental income and a $15,000 decrease in property operating costs. All other categories of income and expense were relatively constant.

The increase in rental income is the result of higher occupancy at Players Club, where it continues to be well over the 90% level. Property operating costs were less because of the lack of the significant improvements that were made in 2000 at Fairway Club.


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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP VI-B


              May 15, 2001                   /s/ Joseph M. Jayson
           ------------------                -----------------------------------
                  Date                       Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer