Form 10-Q
period 2001-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2001-08-14
CIK 822784

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2001

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Part I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements

                                     Condensed Consolidated Balance Sheets
                                     -------------------------------------
                                                                              June 30,            December 31,
                                                                                2001                  2000
                                                                          ----------------      ----------------
                     Assets
                     ------
Cost of property and equipment, all held for sale in 2001                      $7,078,885             7,078,885
Less accumulated depreciation                                                   2,330,456             2,330,456
                                                                          ----------------      ----------------
                                                                                4,748,429             4,748,429
Cash and equivalents                                                              934,276               708,683
Investment in joint venture                                                       530,525               101,562
Other assets                                                                      465,082               427,874
                                                                          ----------------      ----------------
     Total assets                                                              $6,678,312             5,986,548
                                                                          ================      ================

        Liabilities and Partners' Equity
        --------------------------------
Mortgage loans payable                                                          5,203,683             5,227,302
Accounts payable and accrued expenses                                             170,538               111,858
Other liabilities                                                                 114,692               103,613
Partners' equity                                                                1,189,399               543,775
                                                                          ----------------      ----------------
     Total liabilities and partners' equity                                    $6,678,312             5,986,548
                                                                          ================      ================

                                       Condensed Consolidated Statements of Operations
                                       -----------------------------------------------

                                                                   Three months ended June 30,      Six months ended June 30,
                                                                ---------------------------------  ----------------------------
                                                                      2001             2000             2001           2000
                                                                -----------------  --------------  -------------  -------------
Rental income                                                           $471,163         491,323        943,434        951,278
Other income                                                              37,629          17,909         69,972         51,792
                                                                -----------------  --------------  -------------  -------------
     Total income                                                        508,792         509,232      1,013,406      1,003,070
                                                                -----------------  --------------  -------------  -------------
Property operating costs                                                 284,129         285,899        543,681        559,951
Depreciation                                                                   -          58,490              -        116,758
Administrative expense - affiliates                                       47,520          44,184         91,417         90,676
Other administrative expense                                              16,669          58,602         54,013         99,822
Interest                                                                 113,053         114,229        224,932        228,691
                                                                -----------------  --------------  -------------  -------------
     Total expenses                                                      461,371         561,404        914,043      1,095,898
                                                                -----------------  --------------  -------------  -------------
Income (loss) before equity
      in earnings of joint venture                                        47,421         (52,172)        99,363        (92,828)
Equity in earnings (loss) of joint venture                                     -          (1,315)       546,261          5,592
                                                                -----------------  --------------  -------------  -------------
     Net income (loss)                                                   $47,421         (53,487)       645,624        (87,236)
                                                                =================  ==============  =============  =============
Net income (loss) per limited partnership unit                             $0.59           (0.66)          7.97          (1.08)
                                                                =================  ==============  =============  =============
Weighted average limited partnership units                                78,625          78,625         78,625         78,625
                                                                =================  ==============  =============  =============

                              Condensed Consolidated Statements of Cash Flows
                              -----------------------------------------------

                                                                                Six months ended June 30,
                                                                              -------------------------------
                                                                                   2001             2000
                                                                              ---------------   -------------
Operating activities:
     Net income (loss)                                                               645,624         (87,236)
     Adjustments:
       Equity in earnings of joint venture                                          (546,261)         (5,592)
       Depreciation and amortization                                                       -         122,420
       Other, principally changes in other assets and liabilities                     32,309          40,599
                                                                              ---------------   -------------
          Net cash provided by operating activities                                  131,672          75,783
                                                                              ---------------   -------------
Investing activities:
     Additions to property and equipment                                                   -         (12,090)
     Distributions from joint ventures                                               117,540               -
                                                                              ---------------   -------------
          Net cash provided (used) by investing activities                           117,540         (12,090)
                                                                              ---------------   -------------
Net cash used by financing activities-
     principal payments on mortgage loans                                            (23,619)        (20,552)
                                                                              ---------------   -------------
Net increase in cash and equivalents                                                 225,593          43,141
Cash and equivalents at beginning of period                                          708,683         798,022
                                                                              ---------------   -------------
Cash and equivalents at end of period                                               $934,276         841,163
                                                                              ===============   =============

                          Notes to Financial Statements
                             June 30, 2001 and 2000
Organization
------------

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

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 2000 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included in that Form 10-K. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation.

Property and Equipment
----------------------

The Partnership's two apartment complex properties, Fairway Club and Players Club, are being actively marketed for sale. Depreciation not recorded on these properties in the three and six month periods ended June 30, 2001 was approximately $58,000 and $116,000, respectively. Fairway Club is the subject of a contingent $4,700,000 sales agreement that, if closed, will result in a gain of approximately $1,500,000 to the Partnership and net proceeds of approximately $2,000,000.

Investment in Joint Venture
---------------------------

At December 31, 2000, the Partnership had an 11.5% interest in a joint venture with Realmark Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners, owning 88.5%. The Joint Venture was formed to own and operate the Foxhunt Apartments, located in Dayton, Ohio. The Foxhunt property had been the subject of a plan of disposal since July 1999 and was sold for $7,600,000 on March 1, 2001, to an unaffiliated entity. After satisfaction of the $5,942,000 mortgage loan on the property and payment of closing costs, the net proceeds were approximately $1.1 million. The Partnership's equity in the net income of the venture includes its share of the net gain of approximately $4,700,000.

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain a steady cash position, adequate to fund its recurring cash needs. A distribution to partners was made in the year ended December 31, 2000. The ability to make distributions later in the current year will be evaluated if and when the sale of the Fairway Club property is completed.

Results of Operations
---------------------

For the three and six months ended June 30, 2001, the Partnership's operations, which exclude depreciation charges, produced income before its equity in the earnings of a joint venture, of $52,000 and $99,000, respectively. Income before depreciation in the same 2000 periods was $6,000 and $24,000. The increases were primarily due to expense decreases.

In 2001, the occupancy rate at Players Club continues to be well over the 90% level, with rental income increasing approximately $15,000 in the second quarter and $30,000 in the six month period, as compared to the 2000 periods. However, those increases were more than offset by vacancy increases at Fairway Club that resulted in total rental income decreases of $20,000 in the second quarter and $8,000 in the first half of the year 2001, relative to the 2000 periods. The 2001 increases in other income were generated primarily by larger amounts of deposit forfeitures and termination fees at Fairway.

While property operating costs showed little change in the 2001 second quarter as compared to the 2000 second quarter, they decreased approximately $16,000 in the six months ended June 30, 2001, principally because of less major repairs and renovation at Fairway. Administrative costs decreased in both 2001 periods because of lower advertising costs at Players and lower professional fees at the partnership level.

The increase in the partnership's equity in the earnings of Foxhunt is attributable to the gain on the sale of Foxhunt in the first quarter of 2001.

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP VI-B


                August 14, 2001                /s/ Joseph M. Jayson
                ----------------               --------------------
                      Date                     Joseph M. Jayson,
                                               Individual General Partner and
                                               Principal Financial Officer