Form 10-Q
period 2001-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2001-11-14
CIK 822784

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2001

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

                      Condensed Consolidated Balance Sheets
                      -------------------------------------

                                                                                September 30,           December 31,
                                                                                    2001                    2000
                                                                              ------------------      ------------------
                       Assets
                       ------
Cost of property and equipment, all held for sale in 2001                            $3,228,531               7,078,885
Less accumulated depreciation                                                         1,164,899               2,330,456
                                                                              ------------------      ------------------
                                                                                      2,063,632               4,748,429
Cash and equivalents                                                                    319,506                 708,683
Investment in joint venture                                                                   -                 101,562
Note receivable                                                                         326,950                       -
Other assets                                                                            301,517                 427,874
                                                                              ------------------      ------------------
     Total assets                                                                    $3,011,605               5,986,548
                                                                              ==================      ==================

          Liabilities and Partners' Equity
          --------------------------------
Mortgage loans payable                                                                2,626,941               5,227,302
Accounts payable and accrued expenses                                                   130,757                 111,858
Other liabilities                                                                        44,630                 103,613
Partners' equity                                                                        209,277                 543,775
                                                                              ------------------      ------------------
     Total liabilities and partners' equity                                          $3,011,605               5,986,548
                                                                              ==================      ==================


                                 Condensed Consolidated Statements of Operations
                                 -----------------------------------------------

                                                                  Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                                ---------------------------------  ------------------------------
                                                                        2001             2000           2001            2000
                                                                ------------------  -------------  --------------  --------------
Rental income                                                            $328,574        466,247       1,272,008       1,417,525
Other income                                                               29,821         16,080          99,793          67,872
                                                                ------------------  -------------  --------------  --------------
     Total income                                                         358,395        482,327       1,371,801       1,485,397
                                                                ------------------  -------------  --------------  --------------
Property operating costs                                                  235,636        294,282         779,317         854,233
Depreciation                                                                    -         58,379               -         175,137
Administrative expense - affiliates                                        38,427         44,416         129,844         135,092
Other administrative expense                                               26,703         30,091          80,716         129,913
Interest                                                                  208,870        115,233         433,802         343,924
                                                                ------------------  -------------  --------------  --------------
     Total expenses                                                       509,636        542,401       1,423,679       1,638,299
                                                                ------------------  -------------  --------------  --------------
     Operating loss                                                      (151,241)       (60,074)        (51,878)       (152,902)
Equity in earnings (loss) of joint venture                                      -            540         546,261           6,132
Gain on property sale                                                   1,851,531                      1,851,531
                                                                ------------------  -------------  --------------  --------------
     Net income (loss)                                                 $1,700,290        (59,534)      2,345,914        (146,770)
                                                                ==================  =============  ==============  ==============
Net income (loss) per limited partnership unit                             $20.98          (0.73)          28.94           (1.81)
                                                                ==================  =============  ==============  ==============
Weighted average limited partnership units                                 78,625         78,625          78,625          78,625
                                                                ==================  =============  ==============  ==============

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                   Nine months ended September 30,
                                                                               ---------------------------------------
                                                                                       2001               2000
                                                                               ---------------------------------------
Operating activities:
     Net income (loss)                                                                    2,345,914          (146,770)
     Adjustments:
       Equity in earnings of joint venture                                                 (546,261)           (6,132)
       Gain on sale of property                                                          (1,851,531)                -
       Depreciation and amortization                                                              -           183,630
       Other, principally changes in other assets and liabilities                            86,274            61,538
                                                                               ---------------------  ----------------
          Net cash provided (used) by operating activities                                   34,396            92,266
                                                                               ---------------------  ----------------
Investing activities:
     Additions to property and equipment                                                          -           (12,090)
     Proceeds from sale of property, excluding note receivable                            4,209,377                 -
     Distributions from joint ventures                                                      647,823             3,450
                                                                               ---------------------  ----------------
          Net cash provided (used) by investing activities                                4,857,200            (8,640)
                                                                               ---------------------  ----------------
Financing activities:
     Distribution to partners                                                            (2,680,412)                -
     Principal payments on mortgage loans                                                (2,600,361)          (30,557)
                                                                               ---------------------  ----------------
          Net cash provided (used) by financing activities                               (5,280,773)          (30,557)
                                                                               ---------------------  ----------------
Net increase (decrease) in cash and equivalents                                            (389,177)           53,069
Cash and equivalents at beginning of period                                                 708,683           798,022
                                                                               ---------------------  ----------------
Cash and equivalents at end of period                                                      $319,506           851,091
                                                                               =====================  ================


                          Notes to Financial Statements
                           September 30, 2001 and 2000
Organization
------------

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

Property and Equipment
----------------------

Since the first quarter of 2001, the Partnership's two apartment complex properties, Fairway Club and Players Club, have been actively marketed for sale. Depreciation not recorded on these properties in the three and nine month periods ended September 30, 2001 was approximately $50,000 and $165,000, respectively.

In its March 31, 2001 and June 30, 2001 Form 10-Qs, the Partnership reported the existence of a contingent $4.7 million sales agreement with an unaffiliated entity, covering Fairway Club. On August 16, 2001, the sale was consummated for cash of $4,373,000 and a $327,000 sixty-day note from the purchaser, resulting in a net gain of $1,851,531.

On a pro forma basis, if the sale of the Fairway Club property had occurred on December 31, 2000, that balance sheet would have shown: an increase in cash and equivalents from $.7 to $2.3 million; a note receivable of $327,000; decreases in property of $2.7 million and in mortgage loans of $2.6 million; and an increase in partnership capital of $1.9 million.

If the property had been sold on January 1, 2000, the pro forma results of operations for the year ended December 31, 2000 would have been a net loss of $177,000 ($2.25 per limited partnership unit) $57,000 less than the historical net loss, resulting from decreases in revenue and expense of $1,019,000 and $1,076,000, respectively. For the nine months ended September 30, 2001, the pro forma operating results would have been an operating profit of $72,000, resulting from decreases in revenue and expense of $626,000 and $750,000, respectively. For the three months ended September 30, 2001, the pro forma operating results would have been a profit of $20,000, resulting from decreases in revenue and expense of $108,000 and $279,000, respectively. Fairway Club's expense for the quarter and nine months ended September 30, 2001 includes a charge of approximately $127,000 to write-off unamortized deferred mortgage costs.

All of the foregoing pro forma operating data excludes the gain on the disposition of the property and simply reflects the elimination of Fairway Club's operating accounts from the consolidated historical results.

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

Contingency
-----------

The Partnership, as a nominal defendant, the General Partners of all of the Realmark Partnerships and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York (the"Court"). In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief.

While the defendants deny any liability and have vigorously defended this lawsuit, on August 29, 2001, the parties entered into a Stipulation of Settlement (the "Agreement"). On October 4, 2001, the Court issued an "Order Preliminarily Approving Settlement" that, among other things, calls for a hearing on November 21, 2001 to determine whether the Agreement should be approved by the Court. The Agreement provides, among other things, that:

   * $1 million of the amount owed to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership IV be forgiven.

   * The payable to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership VI-A at March 31, 2001, in the amount of $481,598, cease to accrue interest.

   * All of the Realmark Partnerships' properties be disposed of within 360 days of the hearing order.

The consolidated financial statements do not include any adjustments that might result from the outcome of this matter, pending the action of the Court.

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



PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's cash position is adequate to fund its anticipated recurring cash needs. As the result of the sale of Fairway Club and the distribution from the Foxhunt joint venture, the Partnership had sufficient cash to make a distribution of $2.7 million to partners in the quarter ended September 30, 2001.

Results of Operations
---------------------

As indicated in the notes to financial statements, the Partnership's operations, excluding the operating accounts of Fairway Club, produced operating income of $20,000 and $72,000 for the three and nine months ended September 30, 2001, respectively. Comparable pro forma results for the same 2000 periods, excluding depreciation, would be operating losses of $5,000 and $27,000.

In 2001, the occupancy rate at Players Club continues to be well over the 90% level. Rental income remained constant in the third quarter of 2001 as compared to the 2000 third quarter, while increasing approximately $32,000 in the 2001 nine month period. Property operating costs at Players Club decreased $6,000 in the third quarter and approximately $12,000 in the nine months ended September 30, 2001, principally because of lower maintenance payroll and utility expense. Administrative costs decreased in both 2001 periods because of lower advertising costs and professional fees.

Interest expense in both 2001 periods increased because of a charge of $127,000 for the unamortized deferred mortgage costs on Fairway's loan.

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

PART II - Item 6  Exhibits and Reports on Form 8-K
                  --------------------------------

On August 31, 2001, the Partnership filed a Form 8-K, reporting the sale of Fairway Club under item 2 thereof.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP VI-B




       November 14, 2001                         /s/ Joseph M. Jayson
       -----------------                         --------------------
             Date                                Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer