Form 10-K
period 2001-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2002-04-15
CIK 822784

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

             (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 33-17579

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
             ------------------------------------------------------
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

                                     PART I

ITEM  1: BUSINESS

         The Registrant, Realmark Property Investors Limited Partnership-VI B ("the Partnership"), is a Delaware limited partnership organized in 1987 pursuant to an Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), under the Revised Delaware Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner").

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. As of December 31, 2001, the Partnership, through a limited liability, wholly-owned subsidiary company, owns a 144-unit apartment complex, known as Players Club North Apartments, located in Lutz, Florida. This property is currently being actively marketed for sale. On March 13, 2002, the Partnership entered into a $5,573,000 sale agreement with an unaffiliated entity, for the sale of Players Club. This sale, if closed, will result in a gain of approximately $3,300,000 to the Partnership for tax purposes; however, that doesn't necessarily mean that cash proceeds would be available for distribution in an amount equal to the gain. On August 16, 2001, the Partnership sold Fairway Club Apartments, a 192-unit apartment complex located in Greeneville, South Carolina. In addition, since 1992, the Partnership held an 11.5% interest in Realmark/Foxhunt Limited Partnership, a joint venture owning a 250 unit apartment complex in Kettering, Ohio. On March 1, 2001, the Foxhunt property was sold, as discussed in the notes to the financial statements and in management's discussion and analysis.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2001, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2001 were employees of the Corporate General Partner or its affiliates.

         The occupancy for each complex as of December 31 was as follows:

                                          2001             2000            1999
                                          ----             ----            ----
Fairway Club                                -              82%              86%
Players Club                               94%             97%              88%

         The percent of total Partnership revenue generated by each complex for the last three years was as follows:

                                          2001             2000            1999
                                          ----             ----            ----
Fairway Club                               40%             52%              55%
Players Club                               60%             48%              45%

This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements. Such statements may not ultimately turn out to be accurate due to, among other things, economic or market conditions or the failure of the Partnership to sell an investment which is under contract.

ITEM 2:  PROPERTIES

The following is the property owned by the Partnership at December 31, 2001:

  Property Name
  and Location                      General Character of Property                              Purchase Date
  ------------                      -----------------------------                              -------------
Players Club North                  A 144 unit apartment complex securing an 8.48%             June 1991
Lutz, FL                            mortgage loan with a balance at 12/31/01 of
                                    $2,620,735, maturing June 2027

ITEM 3:  LEGAL PROCEEDINGS

         As previously reported, the Partnership, as a nominal defendant, the General Partners of all of affiliated public partnerships, (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

         On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The General Partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the General Partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the General Partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. As of April 2, 2002, the General Partners have contracted to sell more than 50% of the Partnerships' properties (by value).

         The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2001, there were 1,020 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's last property (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the Limited Partners until there has been a return of the Limited Partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's last property to provide this return to the Limited Partners.

         The gain on the sale of the properties will be allocated in the same proportions as distributions of distributable cash from sale proceeds (anticipated to be 100% to the Limited Partners). In the event there is no distributable cash from sale proceeds, taxable income will be allocated 87% to the Limited Partners and 13% to the General Partners. The above is subject to tax laws that were applicable at the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

ITEM 6:  SELECTED FINANCIAL DATA

                                                   At or for the years ended December 31,
                                 -----------------------------------------------------------------------
                                     2001           2000            1999          1998           1997
                                 -----------------------------------------------------------------------
Balance sheet data
Net rental property              $ 2,063,632      4,748,429      4,969,452      5,190,396      5,450,259
Total assets                       3,013,832      5,986,548      6,534,717      7,045,544      8,034,759
Mortgage loans payable             2,620,735      5,227,302      5,269,300      5,309,087      5,345,640
Partners' equity                     244,526        543,775        968,193      1,413,016      2,272,833
                                 =======================================================================
Operating data
Rental income                      1,497,317      1,863,378      1,695,604      1,446,398      1,531,418
Other income                         113,521        109,956        189,827        183,156        120,815
                                 -----------------------------------------------------------------------
Total revenue                      1,610,838      1,973,334      1,885,431      1,629,554      1,652,233
                                 -----------------------------------------------------------------------
Property operating costs             909,920      1,151,282      1,245,846      1,297,078      1,125,361
Depreciation                              --        233,113        223,157        259,863        237,150
Interest expense                     492,158        458,931        462,411        466,099        577,199
Administrative expenses              304,555        368,139        344,713        349,535        344,466
                                 -----------------------------------------------------------------------
Total expenses                     1,706,633      2,211,465      2,276,127      2,372,575      2,284,176
                                 -----------------------------------------------------------------------
Loss before equity in joint
venture operations and gain on
sale of property                     (95,795)      (238,131)      (390,696)      (743,021)      (631,943)
Equity in earnings (loss) of
joint venture                        545,015          3,469        (54,127)      (116,796)       (42,373)

Gain on sale of property           1,851,531             --             --             --             --
                                 -----------------------------------------------------------------------
Net income (loss)                  2,300,751       (234,662)      (444,823)      (859,817)      (674,316)
                                 =======================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                  66,024        151,055        (77,516)      (543,988)      (454,424)
Investing activities               4,772,304         (8,640)        72,546             --       (108,725)
Financing activities              (5,206,567)      (231,754)       (39,787)       (35,594)       530,828
                                 -----------------------------------------------------------------------
Net decrease in cash
and equivalents                     (368,239)       (89,339)       (44,757)      (579,582)       (32,321)
                                 =======================================================================
Per limited partnership unit:
Net income (loss)                $     29.09          (2.90)         (5.49)        (10.61)         (8.32)
Distributions                    $     33.07           2.34             --             --           3.08
                                 =======================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

         Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. On August 16, 2001, the Partnership sold Fairway Club Apartments to an unaffiliated entity, for cash of $4,373,000 and a $327,000 note receivable from the purchaser. After satisfaction of the $2,567,000 mortgage loan on the property and payment of closing costs, the proceeds available amounted to approximately $1.85 million. The proceeds from the sale, along with the Partnerships existing cash position, enabled the partnership to make a distribution to the Limited Partners in the last quarter of 2001 of $2,600,000.

         At December 31, 2001, the Partnership's cash position of approximately $340,000 is adequate to fund its anticipated recurring cash needs. While cash was used during 2000 and 1999 to fund operations and to fund capital improvements, adequate liquidity enabled the Partnership to also make a $189,756 distribution to partners in the fourth quarter of 2000. There was no distribution in 1999. In accordance with the settlement of the lawsuit (item 3), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the Limited Partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

         Limited Partners should be aware that it is possible that they will receive an allocation of income from gain on sale of properties on which they will be required to pay income taxes and there is no assurance that distributions from the sale of the properties will be sufficient to satisfy these obligations.

         Except as described above and in the consolidated financial statements, the General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations:

         The results of operations of the Partnership, excluding equity in earnings from a joint venture and a gain on sale of property for the year ended December 31, 2001, produced a net loss of $95,795. The results compare to a net loss, excluding depreciation, of $5,018 in 2000 and a net loss of $167,539 in 1999.

         If the sale of Fairway Club Apartments had occurred on January 1, 2000, the results for the year ended December 31, 2000 would have been a net loss, excluding depreciation, of $65,408, resulting from decreases in revenue and expense of $1,031,000 and $971,000, respectively. If the sale of Fairway Club Apartments had occurred on January 1, 1999, the results for the year ended December 31, 1999 would have been net income, excluding depreciation, of $59,632, resulting from decreases in revenue and expense of $946,000 and $1,173,000, respectively. For the year ended December 31, 2001, net income would have been $29,000, resulting from decreases in revenue and expense of $628,000 and $754,000, respectively.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2001 as compared to 2000

         Rental income decreased 20% for the year ended December 31, 2001 as compared to 2000. Excluding Fairway Club Apartments (the "Sold Asset") rental income increased approximately 3% due to increased occupancy during the year at Players Club. Other income, excluding the Sold Asset, increased by approximately $14,000 in 2001 due to an increase in termination fees charged to tenants.

         Total expenses, excluding the operations of the Sold Asset, decreased approximately 15% for the year ended December 31, 2001. Property operations decreased approximately $31,000 due primarily to a decrease in water expense at Players Club. Depreciation expense, excluding the Sold Asset, decreased due to Players Club being held for sale and no depreciation expense being taken in 2001. Other administrative expense, excluding the Sold Asset, decreased approximately 23% due to decreased legal fees at the Partnership level. Administrative expense to affiliated parties, excluding the Sold Asset, increased approximately $11,000 because of an allocation revision and an increase in management fees as a result of higher occupancy. Interest expense remained consistent from 2001 to 2000.

2000 as compared to 1999

         In 2000, excluding the Sold Asset, rental income increased approximately 5% due to the increase in occupancy at Players Club from 88% at December 31, 1999 to 97% at December 31, 2000. Other income decreased approximately $42,000 due to decreased fees and forfeitures.

         Total expenses, excluding the Sold Asset, increased approximately 14% for the year ended December 31, 2000 as compared to 1999. Property operations expense increased approximately $85,000 due primarily to an increase in repair and contract work at Players Club. Depreciation expense, excluding the Sold Asset, increased approximately $10,000 due to the addition of fixed assets. Other administrative expenses, excluding the Sold Asset, increased approximately $54,000 due to increased professional fees and advertising. Administrative expense to affiliated parties, excluding the Sold Asset, increased approximately $9,500 due to increased management fees as a result of higher occupancy.

Joint Venture

         The Foxhunt Joint Venture generated net income of $30,165 in 2000 as compared to a 1999 net loss of $470,672. The decrease in the loss was primarily the result of increased rental income of approximately $26,000, a decrease in interest and other income of $35,000, and a decrease in property operations, interest and depreciation expenses of approximately $510,000. The latter decreased approximately $109,000 in 2000 since the Foxhunt property became the subject of a formal plan of disposal on July 1, 1999. The Foxhunt property was sold on March 1, 2001 resulting in a gain on sale of property in the amount of $4,760,295, which resulted in a distribution to the Partnership from the joint venture of $646,577 for the year ended December 31, 2001.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2001, are listed below. Each director is subject to election on an annual basis.

                                    Title of All Positions Held with
Name                                the Corporate General Partner           Year First Elected to Position
----                                -----------------------------           ------------------------------
Joseph M. Jayson                    Chairman of the Board, President                     1979
                                      and Treasurer

Judith P. Jayson                    Vice President and Director                          1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 63, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 39 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 39 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 20 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 61, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 30 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2001. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the partnership, except for affiliates of the General Partners that own 4046.2 units of limited partnership interest amounting to approximately 5.2% of the Partnership interest at December 31, 2001. The General Partners and the executive officers of the Corporate General Partner, as of December 31, 2001, owned 21 units of limited partnership interest. The General Partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Consolidated Financial Statements                                 Page
                                                                           ----
         Independent Auditor's Report                                       F-1
         Consolidated Balance Sheets as of December 31, 2001 and 2000       F-2
         Consolidated Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999                                 F-3
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2001, 2000, and 1999                          F-4
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000, and 1999                                F-5
         Notes to Consolidated Financial Statements                         F-6

         FINANCIAL STATEMENT SCHEDULE

         (i) Schedule III - Real Estate and Accumulated Depreciation        F-14

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

         2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

                  (a) Stipulation of Settlement Agreement dated August 29, 2001 is filed herewith.

                  (b) Order and Final Judgment Approving Settlement and Awarding
                      Fees and Expenses dated November 29, 2001 is filed herewith.

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

                  (b) Property sales agreement with an unrelated third-party included with the Partnership's report on Form 8-K on August 31, 2001 is incorporated herein by reference.

                  (c) Property sales agreement with an unrelated third party dated March 13, 2002 is filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP  VI-B

By:      /s/ Joseph M. Jayson                                   April 15, 2002
         ------------------------------------                 ------------------
         JOSEPH M. JAYSON,                                           Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                   April 15, 2002
         ------------------------------------                 ------------------
         JOSEPH M. JAYSON,                                           Date
         President, Treasurer and Director

         /s/ Judith P. Jayson                                   April 15, 2002
         ------------------------------------                 ------------------
         JUDITH P. JAYSON,                                           Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors Limited
  Partnership - VI B:


We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - VI B and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - VI B and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 7 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.



                                                    TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 25, 2002, except for Note 7,
as to which the date is April 2, 2002

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                           Assets                                      2001           2000
                           ------                                      ----           ----
Property and equipment, at cost, all held for sale in 2001:
     Land and improvements                                          $   226,000        780,500
     Buildings and improvements                                       2,871,879      6,040,520
     Furniture and equipment                                            130,652        257,865
                                                                    -----------    -----------

                                                                      3,228,531      7,078,885
     Less accumulated depreciation                                    1,164,899      2,330,456
                                                                    -----------    -----------

                           Net property and equipment                 2,063,632      4,748,429

Cash and equivalents                                                    340,444        708,683
Receivables from affiliated parties                                      87,571          9,524
Note receivable                                                         326,950             --
Escrow deposits                                                          11,707         77,372
Investment in joint venture                                                  --        101,562
Deferred mortgage costs, less accumulated amortization
     of $29,502 in 2001 and $40,854 in 2000                             161,785        298,852
Other assets                                                             21,743         42,126
                                                                    -----------    -----------

                           Total assets                             $ 3,013,832      5,986,548
                                                                    ===========    ===========

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                           2,620,735      5,227,302
     Accounts payable and accrued expenses                               72,523         74,087
     Accrued interest payable                                            19,137         37,771
     Security deposits and prepaid rents                                 56,911        103,613
                                                                    -----------    -----------

                           Total liabilities                          2,769,306      5,442,773
                                                                    -----------    -----------

Partners' equity (deficit):
     General partners                                                  (154,738)      (168,215)
     Limited partners                                                   399,264        711,990
                                                                    -----------    -----------

                           Total partners' equity                       244,526        543,775
                                                                    -----------    -----------

                           Total liabilities and partners' equity   $ 3,013,832      5,986,548
                                                                    ===========    ===========

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 2001, 2000, and 1999

                                                             2001           2000           1999
                                                             ----           ----           ----
Income:
     Rental                                               $ 1,497,317      1,863,378      1,695,604
     Interest and other                                       113,521        109,956        189,827
                                                          -----------    -----------    -----------

                           Total income                     1,610,838      1,973,334      1,885,431
                                                          -----------    -----------    -----------

Expenses:
     Property operations                                      909,920      1,151,282      1,245,846
     Interest                                                 492,158        458,931        462,411
     Depreciation                                                  --        233,113        223,157
     Administrative:
         Affiliated parties                                   165,939        177,503        164,799
         Other                                                138,616        190,636        179,914
                                                          -----------    -----------    -----------

                           Total expenses                   1,706,633      2,211,465      2,276,127
                                                          -----------    -----------    -----------

Loss before equity in earnings (loss) of joint ventures
     and gain on sale of property                             (95,795)      (238,131)      (390,696)

Equity in earnings (loss) of joint ventures                   545,015          3,469        (54,127)

Gain on sale of property                                    1,851,531             --             --
                                                          -----------    -----------    -----------

                           Net income (loss)              $ 2,300,751       (234,662)      (444,823)
                                                          ===========    ===========    ===========

Net income (loss) per limited partnership unit            $     29.09          (2.90)         (5.49)
                                                          ===========    ===========    ===========

Distributions per limited partnership unit                $     33.07           2.34             --
                                                          ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                       78,625.1       78,625.1       78,625.1
                                                          ===========    ===========    ===========

See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2001, 2000, and 1999

                                                                    Limited Partners
                                                     General      --------------------
                                                     Partners       Units      Amount
                                                     --------       -----      ------
Balances at December 31, 1998                       $ (142,137)   78,625.1    1,555,153

Net loss                                               (13,345)         --     (431,478)
                                                    ----------    --------   ----------

Balances at December 31, 1999                         (155,482)   78,625.1    1,123,675

Net loss                                                (7,040)         --     (227,622)

Distributions to partners                               (5,693)         --     (184,063)
                                                    ----------    --------   ----------

Balances at December 31, 2000                         (168,215)   78,625.1      711,990

Net income                                              13,477          --    2,287,274

Distributions to partners                                   --          --   (2,600,000)
                                                    ----------    --------   ----------

Balance at December 31, 2001                        $ (154,738)   78,625.1      399,264
                                                    ==========    ========   ==========


See accompanying notes to consolidated financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2001, 2000, and 1999


                                                               2001             2000          1999
                                                               ----             ----          ----
Cash flows from operating activities:
     Net income (loss)                                      $ 2,300,751       (234,662)      (444,823)
     Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating
         activities:
              Depreciation and amortization                     137,067        244,437        234,480
              Equity in (earnings) loss of joint ventures      (545,015)        (3,469)        54,127
              Gain on sale of property                       (1,851,531)            --             --
              Changes in:
                  Receivables from affiliated parties           (78,047)        81,292          9,179
                  Escrow deposits                               (15,974)       153,834         97,564
                  Other assets                                   20,383         (8,624)        (1,826)
                  Accounts payable and accrued
                    expenses                                     19,560        (55,753)       (64,569)
                  Security deposits and prepaid rents            78,830        (26,000)        38,352
                                                            -----------    -----------    -----------

                           Net cash provided by (used in)
                               operating activities              66,024        151,055        (77,516)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of property                           4,125,727             --             --
     Additions to property and equipment                             --        (12,090)        (2,213)
     Distributions received from joint venture                  646,577          3,450         74,759
                                                            -----------    -----------    -----------

                           Net cash provided by (used in)
                              investing activities            4,772,304         (8,640)        72,546
                                                            -----------    -----------    -----------

Cash flows from financing activities:
     Principal payments on mortgage loans                    (2,606,567)       (41,998)       (39,787)
     Distributions to partners                               (2,600,000)      (189,756)            --
                                                            -----------    -----------    -----------

                           Net cash used in financing
                              activities                     (5,206,567)      (231,754)       (39,787)
                                                            -----------    -----------    -----------

Net decrease in cash and equivalents                           (368,239)       (89,339)       (44,757)

Cash and equivalents at beginning of year                       708,683        798,022        842,779
                                                            -----------    -----------    -----------

Cash and equivalents at end of year                         $   340,444        708,683        798,022
                                                            ===========    ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid for interest                                 $   376,078        447,911        450,122
                                                            ===========    ===========    ===========

See accompanying notes to consolidated financial statements.
                                       F-5

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

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

(2)  Summary of Significant Accounting Policies

     (a) Basis of Accounting and Consolidation

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its two subsidiaries, that are wholly-owned:

              (1) Realmark-Players, LLC that owns Players Club North, a 144 unit apartment complex located in Lutz, Florida, acquired in 1991 for $3,007,000.

              (2) Realmark-Villa, LLC that owned Fairway Club, a 192 unit apartment complex located in Greeneville, South Carolina, acquired in 1991 for $3,100,000. On August 16, 2001 Fairway Club was sold.

         In consolidation, all intercompany accounts and transactions have been eliminated.

     (b) Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued

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

         The Partnership reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2001, no impairment in value has been recognized.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. The Partnership's remaining property is held for sale in 2001.

     (d) Cash and Equivalents

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs

         Costsincurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgage.

     (f) Joint Ventures

         The Partnership's minority interests in joint ventures are accounted for on the equity method.

     (g) Rental Income

         Rental income is recognized as earned according to the terms of the leases that are generally for periods of one year or less, payable monthly. Delinquent rents are not recorded.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued

    (h) Per Unit Data

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

     (i) Fair Value of Financial Instruments

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2001.

     (j) Income Allocation and Distributable Cash Flow

         The partnership agreement provides that income not arising from sale and refinancing activities and all partnership losses are to be allocated 97% to the Limited Partners and 3% to the General Partners. Partnership income arising from sale or refinancing activities is allocated in the same proportion as distributions of distributable cash from sale proceeds. In the event there is no distributable cash from sale proceeds, taxable income will be allocated 87% to the Limited Partners and 13% to the General Partners. The above is subject to tax laws that were applicable at the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's last property (note 7), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the Limited Partners until there has been a return of the Limited Partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's last property to provide this return to the Limited Partners.

     (k) Income Taxes

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2001, net assets for financial reporting purposes were $113,000 less than the tax bases of the net assets.

     (l) Segment Information

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

     (m) Recent Pronouncements

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting and purchased goodwill is no longer amortized over its useful life.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued

     (m) Recent Pronouncements, Continued

              Rather, goodwill will be subject to a periodic impairment test based upon its fair value.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset
              Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the
              Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

         The Partnership is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations. The Partnership is required to adopt each of these standards in the first quarter of 2002.

(3)  Disposal of Rental Property

     On August 16, 2001, the Partnership sold Fairway Club Apartments to an unaffiliated entity, for cash of $4,373,000 and a $327,000 note from the purchaser, and recognized a related gain on the sale amounting to $1,851,531. The note bears interest at the rate of 7% annually through December 31, 2001 and 8% annually, thereafter, until December 31, 2002, when all principal and accrued interest shall be due and payable.

     In 2001, management entered into a plan to dispose of its one remaining property. The carrying value of the assets of Players Club was $2,063,632 at December 31, 2001, and the property generated net income of $154,371 during the year then ended. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 2001 totaled approximately $116,000.

(4)  Mortgage Loans Payable

     Mortgage loans payable are as follows:

                                                                       Total                  Balance
                                          Interest                    monthly               December 31,
         Property collateral                rate         Maturity     payment          2001               2000
         -------------------                ----         --------     -------          ----               ----
         Players Club North                 8.48%           2027     $ 20,824     $   2,620,735         2,644,202
         Fairway Club                       8.30%             --       20,002                --         2,583,100
                                                                     ========     -------------         ---------
                                                                                  $   2,620,735         5,227,302
                                                                                  =============         =========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4)  Mortgage Loans Payable, Continued

     The aggregate maturities of the mortgages for each of the five years following 2001 and thereafter, assuming principal payments are not accelerated, are as follows:

                           2002                               $    28,749
                           2003                                    31,284
                           2004                                    34,043
                           2005                                    37,044
                           2006                                    40,311
                           Thereafter                           2,449,304
                                                              -----------

                                                              $ 2,620,735
                                                              ===========

(5)  Investment in Joint Venture

     The Partnership has an 11.5% interest in a joint venture with Realmark
         Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners. The venture owned and operated the Foxhunt Apartments, Dayton, Ohio. The joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 88.5% to RPILP-II and 11.5% to the Partnership. In July 1999, the venturers developed a plan to dispose of Foxhunt Apartments. Accordingly, no depreciation of the apartments has been recorded since then. On March 1, 2001, the apartment complex was sold to an unaffiliated entity, for $7,600,000 resulting in a net gain to the joint venture for financial reporting purposes of approximately $4,760,000, after considering costs of the sale. The net proceeds realized by the venture were approximately $1.1 million.

     The following financial information of the joint venture is presented on a historical-cost basis. The equity ownership was determined based upon the cash contributed to the joint venture by the Partnership as a percentage of the general partners' estimate of the fair market value of the apartment complex and other net assets at the date of inception.

                            Balance Sheet Information
                            -------------------------

                                                                          December 31,
                           Assets                                   2001              2000
                           ------                                   ----              ----
Property and equipment, net of accumulated depreciation           $      --         2,442,352
Other assets                                                         19,117           245,457
                                                                  ---------        ----------

                           Total assets                           $  19,117         2,687,809
                                                                  =========        ==========

                                      F-10

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)  Investment in Joint Ventures, Continued

                      Balance Sheet Information, Continued
                      ------------------------------------

                                                                                              December 31,
         Liabilities and Partners' Deficiency                                             2001              2000
         ------------------------------------                                             ----              ----
Liabilities:
     Mortgage loan payable                                                              $      --         5,950,373
     Other liabilities                                                                     19,117           323,019
                                                                                       ----------        ----------

                           Total liabilities                                               19,117         6,273,392

Partners' deficiency                                                                           --        (3,585,583)
                                                                                       ----------        ----------

                           Total liabilities and partners' deficiency                  $   19,117         2,687,809
                                                                                       ==========        ==========

                              Operating Information
                              ---------------------

                                                                               Years ended December 31,
                                                                               ------------------------
                                                                       2001               2000             1999
                                                                       ----               ----             ----
Income:
     Rental                                                      $       250,547        1,436,572         1,410,656
     Interest and other income                                             7,842           64,233            99,410
                                                                 ---------------      -----------       -----------

                           Total income                                  258,389        1,500,805         1,510,066
                                                                 ---------------      -----------       -----------

Expenses:
     Property operations                                                 155,995          733,839         1,024,331
     Interest                                                             82,090          534,817           648,784
     Depreciation                                                             --               --           109,124
     Administrative:
         Affiliated parties                                               18,437          113,600           101,571
         Other                                                            22,897           88,384            96,928
                                                                 ---------------      -----------       -----------
                           Total expenses                                279,419        1,470,640         1,980,738
                                                                 ---------------      -----------       -----------

Net income (loss) before gain on sale of property                        (21,030)          30,165          (470,672)

Gain on sale of property                                               4,760,295               --                --
                                                                 ---------------      -----------       -----------

                           Net income (loss)                     $     4,739,265           30,165          (470,672)
                                                                 ===============      ===========       ===========

Allocation of net income (loss):
     The Partnership                                                     545,015            3,469           (54,127)
     RPILP-II                                                          4,194,250           26,696          (416,545)
                                                                 ---------------      -----------       -----------

                           Total                                 $     4,739,265           30,165          (470,672)
                                                                 ===============      ===========       ===========

                                      F-11

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(5)  Investment in Joint Ventures, Continued

     A reconciliation of the Partnership's investment in the Foxhunt Joint
         Venture follows:

                                                                        2001             2000             1999
                                                                        ----             ----             ----
         Beginning balance                                         $    101,562          101,543          267,383
         Equity in net income (loss)                                    545,015            3,469          (54,127)
         Cash distribution                                             (646,577)          (3,450)        (111,713)
                                                                   ------------     ------------       ----------

         Ending balance                                            $         --          101,562          101,543
                                                                   ============     ============       ==========

(6)  Related Party Transactions

     Transactions with General Partners

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                         2001              2000              1999
                                                                         ----              ----              ----
         Property management fees based on a
              percentage (generally 5%) of rent income             $      79,541           95,533            88,266

         Reimbursement for cost of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                           86,398           81,970            76,533
                                                                   -------------         --------          --------

                                                                   $     165,939          177,503           164,799
                                                                   =============         ========          ========

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from affiliated parties are payable on demand and bear interest at 11%.

     Property Disposition Fees

     According to the terms of the partnership agreement, the General Partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the Limited Partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the Limited Partners of an amount equal to their original capital contributions. Since these conditions described have not been met, no disposition fees have been paid or accrued on properties sold in prior years.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)  Settlement of Lawsuit

     As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public Partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

     On August 29, 2001, the parties entered into a Stipulation of Settlement
         (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The General Partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the General Partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the General Partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. As of April 2, 2002, the General Partners have contracted to sell more than 50% of the Partnerships' properties (by value).

     The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to Limited Partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

(8)  Subsequent Event

     On March 13, 2002, the Partnership entered into a $5,573,000 sale agreement with an unaffiliated entity, for the sale of Players Club. This sale, if closed, will result in a gain of approximately $3,300,000 to the Partnership.
                                      F-13


                                                                                                                   Schedule III
                                                                                                                   ------------
                          REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                            AND SUBSIDIARIES
                                 Real Estate and Accumulated Depreciation
                                           December 31, 2001




                                      Initial cost to                                Gross amounts at which
                                        Partnership              Cost              carried at close of period
                                      ---------------        capitalized           --------------------------
   Property                      Land and    Buildings and  subsequent to     Land and    Buildings and            Accumulated
  Description    Encumbrances  improvements  improvements    acquisition    improvements   improvements    Total   depreciation
  -----------    ------------  ------------  -------------   -----------    ------------   ------------    -----   ------------
Player's Club
   North
   Lutz, FL      $ 2,620,735     218,000       2,851,851        28,028          226,000      2,871,879   3,097,879   1,164,899
                 ===========   =========      ==========      ========        =========      =========   =========  ==========

(RESTUBBED TABLE)

                                                                Life
                                                              on which
                                                            depreciation
                                                              in latest
                                         Date               statement of
                                          of         Date    operations
                                     construction  acquired  is computed
                                     ------------  --------  -----------
Player's Club
   North
   Lutz, FL                             1986         6/91        -- *

* In accordance with Statement of Financial Accounting Standards No. 121, no depreciation was recorded during the disposal period, January 1, 2001 through December 31, 2001.

                                                                                             Schedule III, Continued
                                                                                             -----------------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
                        December 31, 2001, 2000, and 1999

(1) Cost for Federal income tax purposes is $3,097,879.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2001, 2000 and 1999 follows:

                                                                                Partnership Properties
                                                                                ----------------------
                                                                       2001             2000               1999
                                                                       ----             ----               ----
     Balance at beginning of year                                $     6,821,020        6,808,930         6,808,930
     Additions                                                                --           12,090                --
     Dispositions (6)                                                 (3,723,141)              --                --
                                                                 ---------------     ------------      ------------
     Balance at end of year                                      $     3,097,879        6,821,020         6,808,930
                                                                 ===============     ============      ============

                                                                               Joint Venture Properties
                                                                               ------------------------
                                                                       2001             2000              1999
                                                                       ----             ----              ----
     Balance at beginning of year                                $     5,513,128        5,513,128         5,494,641
     Additions                                                                --               --            18,487
     Dispositions (5)                                                 (5,513,128)              --                --
                                                                 ---------------   --------------    --------------
     Balance at end of year                                      $            --        5,513,128         5,513,128
                                                                 ===============   ==============    ==============

(3) A reconciliation of accumulated depreciation for building and improvements for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                                                Partnership Properties
                                                                                ----------------------
                                                                       2001             2000              1999
                                                                       ----             ----              ----
     Balance at beginning of year                                $     2,074,141        1,841,470         1,609,200
     Depreciation expense                                                     --          232,671           232,270
     Dispositions (6)                                                 (1,041,942)              --                --
                                                                 ---------------       ----------        ----------
     Balance at end of year (4)                                  $     1,032,199        2,074,141         1,841,470
                                                                 ===============       ==========        ==========

                                                                               Joint Venture Properties
                                                                               ------------------------
                                                                       2001             2000              1999
                                                                       ----             ----              ----
     Balance at beginning of year                                $     3,083,021        3,083,021         2,977,048
     Depreciation expense                                                     --               --           105,973
     Dispositions (5)                                                 (3,083,021)              --                --
                                                                 ---------------      -----------       -----------
     Balance at end of year (4)                                  $            --        3,083,021         3,083,021
                                                                 ===============      ===========       ===========

(4)  Balance applies entirely to buildings and improvements.
(5)  Sale of Foxhunt Apartments in 2001.
(6)  Sale of Fairway Club Apartments in 2001.
                                      F-15