Form 10-Q
period 2002-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2002-05-15
CIK 822784

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2002

Commission File Number: 33-17579


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI B
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                           16-1309988
-----------------------                      -----------------------------------
(State of organization)                       (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
------------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                      Condensed Consolidated Balance Sheets
                      -------------------------------------

                                                                                March 31,            December 31,
                                                                                  2002                   2001
                                                                             ---------------       ----------------
                     Assets
                     ------
Cost of property and equipment, all held for sale                            $     3,228,531              3,228,531
Less accumulated depreciation                                                      1,164,899              1,164,899
                                                                             ---------------       ----------------
                                                                                   2,063,632              2,063,632
Cash and equivalents                                                                 378,996                340,444
Note receivable                                                                      276,950                326,950
Other assets                                                                         291,214                282,806
                                                                             ---------------       ----------------
     Total assets                                                            $     3,010,792              3,013,832
                                                                             ===============       ================

        Liabilities and Partners' Equity
        --------------------------------
Mortgage loans payable                                                             2,613,788              2,620,735
Accounts payable and accrued expenses                                                105,360                 91,660
Other liabilities                                                                     57,158                 56,911
Partners' equity                                                                     234,486                244,526
                                                                             ---------------       ----------------
     Total liabilities and partners' equity                                  $     3,010,792              3,013,832
                                                                             ===============       ================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------

                                                                                 Three months ended March 31,
                                                                               ---------------------------------
                                                                                  2002                    2001
                                                                               ---------               ---------
Rental income                                                                  $ 241,699                 472,271

Other income                                                                      20,824                  32,343
                                                                               ---------               ---------
     Total income                                                                262,523                 504,614
                                                                               ---------               ---------
Property operating costs                                                         150,914                 259,552

Administrative expense - affiliates                                               23,921                  43,655

Other administrative expense                                                      40,576                  37,344

Interest                                                                          57,152                 111,879
                                                                               ---------               ---------
     Total expenses                                                              272,563                 452,430
                                                                               ---------               ---------
Income (loss) before equity in earnings of joint venture                         (10,040)                 52,184
Equity in earnings of joint venture                                                   --                 546,503
                                                                               ---------               ---------
     Net income (loss)                                                         $ (10,040)                598,687
                                                                               =========               =========
Net income (loss) per limited partnership unit                                 $    (.12)                   7.39
                                                                               =========               =========
Weighted average limited partnership units outstanding                            78,625                  78,625
                                                                               =========               =========

                                       2

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                   Three months ended March 31,
                                                                             ---------------------------------------
                                                                                   2002                   2001
                                                                             ----------------      -----------------
Cash provided (used) by:
Operating activities:
     Net income (loss)                                                       $        (10,040)               598,687
     Adjustments:
       Equity in earnings of joint venture                                                  -               (546,503)
       Other, principally changes in other assets and liabilities                      55,539                 (1,653)
                                                                             ----------------      -----------------
          Net cash provided by operating activities                                    45,499                 50,531
Investing activities - distributions from joint venture                                     -                136,440
Net cash used by financing activities-
     principal payments on mortgage loans                                              (6,947)               (12,882)
                                                                             ----------------      -----------------
Net increase in cash and equivalents                                                   38,552                174,089
Cash and equivalents at beginning of period                                           340,444                708,683
                                                                             ----------------      -----------------
Cash and equivalents at end of period                                        $        378,996                882,772
                                                                             ================      =================

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2002 and 2001

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

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 2001 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2002, the Partnership owned and operated an apartment complex, Players Club, which is being actively marketed for sale and, therefore is not being depreciated. Depreciation not recorded on this property in the three months ended March 31, 2002 was approximately $33,500. As previously reported in the Partnership's December 31, 2001 Form 10-K, Players Club is the subject of a contingent $5,573,000 sale agreement that, if closed, will result in a gain of approximately $3,300,000 to the Partnership.

Investment in Joint Venture
---------------------------

The Partnership had an 11.5% interest in a joint venture with Realmark Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners, owning 88.5%. The Joint Venture was formed to own and operate the Foxhunt Apartments, located in Dayton, Ohio. The Foxhunt property had been the subject of a plan of disposal since July 1999 and was sold on March 1, 2001 to an unaffiliated entity, for $7,600,000. After satisfaction of the $5,942,000 mortgage loan on the property and payment of closing costs, the net proceeds were approximately $1.1 million. The Partnership's equity in the net income of the venture included its share of the net gain of approximately $4,700,000.

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards No. 141, "Business Combinations," No. 142, "Goodwill and Other Intangible Assets," No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Partnership on January 1, 2002 and did not have any effect on the Partnership's financial statements.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain a cash position adequate to fund capital improvements and to make scheduled debt payments. Cash increased approximately $38,000 during the first three months of 2002. The Partnership's cash position and the proceeds from the sale of Fairway Club (sold August 16, 2001) enabled the Partnership to make a $2,600,000 distribution to the Limited Partners in the last quarter of 2001.

Results of Operations
---------------------

As compared to the first quarter of 2001, the Partnership's loss, excluding Fairway Club Apartments, which was sold in August 2001, and before equity in earnings of the joint venture increased approximately $35,000 from income of $25,000 to a loss of $10,000 in 2002.

Rental income at Players Club increased approximately $13,000 for the first three months as occupancy increased to above 95%. The increase in rental income along with an increase in other income of $7,000, primarily security deposit forfeitures and termination fees, was offset by an increase in property operating costs of $44,500, an increase in other administrative expense of $17,000, and a decrease in administrative expense to affiliates of $5,500. The increase in property operating costs was a result of improvements of approximately $10,000 to the property for landscaping, interior painting, carpeting and driveway repairs performed by on-site staff resulting in a corresponding increase in payroll expense of $11,000. Additional property operating costs of $12,000 for a one-time charge for solid waste assessment, $4,500 for contracted security services and an increase in utilities, primarily cable and water, of $4,500. The increase in other administrative was primarily attributable to an increase in professional fees.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2001.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP VI-B




    May 15, 2002                                /s/ Joseph M. Jayson
    ------------                                -------------------------------
        Date                                    Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer