Form 10-Q
period 2002-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2002-08-14
CIK 822784

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2002

Commission File Number: 33-17579


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

               Consolidated Statement of Net Assets in Liquidation
               ---------------------------------------------------
                               (Liquidation Basis)
                                  June 30, 2002
Assets:

    Cash                                                                          $   2,252,367

    Notes receivable                                                                    276,950

    Receivable from affiliated party                                                     94,249
                                                                                  --------------

         Total assets                                                                 2,623,566

Liabilities - accounts payable and accrued expenses                                       4,062
                                                                                  --------------

         Net assets in liquidation                                                $   2,619,504
                                                                                  ==============

         Consolidated Statement of Changes in Net Assets in Liquidation
         --------------------------------------------------------------
                              (Liquidation Basis)
                  For the period June 1, 2002 to June 30, 2002


Partners' equity at June 1, 2002                                                  $   2,883,271

Adjustment to Liquidation Basis - loss on settlement of lawsuit                        (257,929)
                                                                                  --------------

Net assets in liquidation at June 1, 2002                                             2,625,342

Operating loss                                                                           (5,838)
                                                                                   -------------

Net assets in liquidation at June 30, 2002                                         $  2,619,504
                                                                                   =============

                                 Condensed Consolidated Balance Sheets
                                 -------------------------------------
                                                                                           December 31,
                     Assets                                                                   2001
--------------------------------------------------                                     -------------------
Cost of property and equipment, all held for sale                                      $       3,228,531
Less accumulated depreciation                                                                  1,164,899
                                                                                       ------------------
                                                                                               2,063,632
Cash and equivalents                                                                             340,444
Note receivable                                                                                  326,950
Other assets                                                                                     282,806
                                                                                       ------------------
     Total assets                                                                      $       3,013,832
                                                                                       ==================

        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loan payable                                                                          2,620,735
Accounts payable and accrued expenses                                                             91,660
Other liabilities                                                                                 56,911
Partners' equity                                                                                 244,526
                                                                                       ------------------
     Total liabilities and partners' equity                                            $       3,013,832
                                                                                       ==================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------

                                                 Period from April      Three months     Period from
                                                   1, 2002 to May          ended       January 1, 2002   Six months ended
                                                      31, 2002         June 30, 2001   to May 31, 2002    June 30, 2001
                                                 -----------------    --------------  ----------------   ----------------
Rental income                                      $   163,639              471,163          405,338           943,434
Other income                                            29,020               37,629           49,844            69,972
                                                   -----------          -----------      -----------       -----------
      Total income                                     192,659              508,792          455,182         1,013,406
                                                   -----------          -----------      -----------       -----------

Property operating costs                               151,172              284,129          302,086           543,681
Administrative expense - affiliates                     17,020               47,520           40,941            91,417
Other administrative expense                            24,732               16,669           65,308            54,013
Interest                                                33,884              113,053           91,036           224,932
                                                   -----------          -----------      -----------       -----------
      Total expenses                                   226,808              461,371          499,371           914,043
                                                   -----------          -----------      -----------       -----------
Income (loss) before equity in earnings of
      joint venture and gain on sale of property       (34,149)              47,421          (44,189)           99,363
Equity in earnings of joint venture                         --                   --               --           546,261
Gain on sale of property                             2,682,934                   --        2,682,934                --
                                                   -----------          -----------      -----------       -----------
      Net income                                   $ 2,648,785               47,421        2,638,745           645,624
                                                   ===========          ===========      ===========       ===========
Net income per limited partnership unit            $     32.68                  .59            32.55              7.97
                                                   ===========          ===========      ===========       ===========
Weighted average limited partnership units              78,625               78,625           78,625            78,625
                                                   ===========          ===========      ===========       ===========

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                                                    Period from
                                                                  January 1, 2002   Six months ended
                                                                     to May 31,         June 30,
                                                                        2002              2001
                                                                  ----------------   ---------------
Cash provided (used) by:
Operating activities:
   Net income                                                         $ 2,638,745           645,624
   Adjustments:
      Equity in earnings of joint venture                                      --          (546,261)

      Gain on sale of property                                         (2,682,934)               --

      Other, principally changes in other assets and liabilities         (429,941)           32,309
                                                                      -----------       -----------
          Net cash provided (used) by operating activities               (474,130)          131,672
                                                                      -----------       -----------
Investing activities:
   Proceeds from sale of property                                       5,273,215                --
   Distributions from joint ventures                                           --           117,540
                                                                      -----------       -----------
          Net cash provided by investing activities                     5,273,215           117,540
                                                                      -----------       -----------
Financing activities - principal payments on mortgage loans            (2,620,735)          (23,619)
                                                                      -----------       -----------
Net increase in cash and equivalents                                    2,178,350           225,593
Cash and equivalents at beginning of period                               340,444           708,683
                                                                      -----------       -----------
Cash and equivalents at end of period                                 $ 2,518,794           934,276
                                                                      ===========       ===========

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2001 and 2000

Liquidation of the Partnership
------------------------------

On May 30, 2002 the Partnership sold its remaining property investment, Player's Club, at which time the Partnership adopted a plan of termination and liquidation under which liabilities will be paid and net proceeds will be distributed to the Partners.

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

Basis of Presentation
---------------------

As a result of the plan termination and liquidation, the Partnership changed its basis of accounting to the liquidation basis effective June 1, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

Property and Equipment
----------------------

On May 30, 2002, the Partnership closed on the sale of its remaining property, Player's Club, resulting in a gain of approximately $2,680,000. During 2002 and 2001, the Partnership's properties were being actively marketed for sale and, therefore, were not being depreciated. Depreciation not recorded for the period from April 1, 2002 to May 31, 2002 and for the period from January 1, 2002 to May 31, 2002 was approximately $22,000 and $56,000, respectively. Depreciation not recorded in the three and six month periods ended June 30, 2001 was approximately $58,000 and $116,000, respectively. As of June 30, 2002, the Partnership does not have an interest in any property or equipment.

Investment in Joint Venture
---------------------------

The Partnership had a 11.5% interest in a join venture with Realmark Property Investors Limited Partnership - II (RPILP - II), an entity affiliated through common general partners, owning 88.5%. The Joint Venture was formed to own and operate the Foxhunt Apartments, located in Dayton, Ohio. The Foxhunt property had been the subject of a plan of disposal since July 1999 and was sold March 1, 2001 to an unaffiliated entity, for $7,600,000. After satisfaction of the $5,942,000 mortgage loan on the property and payment of closing costs, the net proceeds were approximately $1.1 million. The Partnership's equity in the net income of the joint venture included its share of the net gain of approximately $4,700,000

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Since January 1, 2001, the Partnership's only remaining property, Player's Club, had been actively marketed for sale. On May 30, 2002, the Partnership sold Player's Club to an unaffiliated entity for cash of $5,548,000. After satisfaction of the $3,031,000 mortgage loan, including a prepayment penalty, on the property and payment of closing costs, the net proceeds available amounted to approximately $2,180,000, before satisfaction of any remaining obligations related to the property.

Prior to the sale of Player's Club, the Partnership maintained a cash position adequate to fund capital improvements and scheduled debt payments. The Partnership's cash position and the proceeds from the sale of Fairway Club Apartments (sold August 16, 2001) enabled the Partnership to make a $2,600,000 distribution to the Limited Partners in the last quarter of 2001.

Results of Operations
---------------------

As a result of the sale of the sole remaining property, Player's Club, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective June 1, 2002. Therefore, operations for the period June 1, 2002 to June 30, 2002 are reported on the consolidated statement of changes in net assets in liquidation while the operations for the period January 1, 2002 to May 31, 2002, for the period April 1, 2002 to May 31, 2002 and for the three and six months ended June 30, 2001 are reported on the condensed consolidated statement of operations.

As discussed above, the Partnership began reporting on the liquidation basis of accounting June 1, 2002. The only significant changes as of June 30, 2002 as compared to the same period in 2001, excluding the operations of Fairway Club Apartments, is the sale of the remaining property, Player's Club.

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

Item 5. Other Information
        -----------------

The Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 is attached as an exhibit in this report.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

On June 14, 2002, the Partnership filed a Form 8-K, reporting the sale of Players Club under item 2 thereof.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VI-B




    August 14, 2002                              /s/ Joseph M. Jayson
    ---------------                              ----------------------------
          Date                                   Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer

                                     Exhibit





REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.



        In connection with the Quarterly Report of Realmark Property Investors Limited Partnership - VI B (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Jayson, Individual General Partner and Principal Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Partnership.




    August 14, 2002                              /s/ Joseph M. Jayson
    ---------------                              ----------------------------
          Date                                   Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer