Form 10-Q
period 2002-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2002-11-15
CIK 822784

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2002

Commission File Number: 33-17579


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP -VI B
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                         16-1309988
        --------                                         ----------
(State of organization)                       (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
-----------------------------------------------------  -----
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

                                Consolidated Statement of Net Assets in Liquidation
                                ---------------------------------------------------
                                                (Liquidation Basis)
                                                September 30, 2002
Assets:

    Cash                                                                           $   2,172,459

    Note receivable                                                                      276,950

    Receivable from affiliated party                                                      97,343
                                                                                   --------------

         Total assets                                                                  2,546,752

Liabilities - accounts payable and accrued expenses                                        3,852
                                                                                   --------------

         Net assets in liquidation                                                 $   2,542,900
                                                                                   ==============

                          Consolidated Statement of Changes in Net Assets in Liquidation
                          --------------------------------------------------------------
                                                (Liquidation Basis)
                                 For the period June 1, 2002 to September 30, 2002
Partners' equity at June 1, 2002                                                   $   2,883,271

Adjustment to liquidation basis - loss on settlement of lawsuit                         (257,929)
                                                                                   --------------

Net assets in liquidation at June 1, 2002                                              2,625,342

Operating loss                                                                           (82,442)
                                                                                   --------------

Net assets in liquidation at September 30, 2002                                    $   2,542,900
                                                                                   ==============

                                       Condensed Consolidated Balance Sheets
                                       -------------------------------------
                                                                                                    December 31,
                                                                                                        2001
                                                                                                 -------------------
                             Assets
---------------------------------------------------------
Cost of property and equipment, all held for sale                                                $        3,228,531
Less accumulated depreciation                                                                             1,164,899
                                                                                                          2,063,632
Cash and equivalents                                                                                        340,444
Note receivable                                                                                             326,950
Other assets                                                                                                282,806
                                                                                                 -------------------
     Total assets                                                                                $        3,013,832
                                                                                                 ===================

                Liabilities and Partners' Equity
---------------------------------------------------------
Mortgage loan payable                                                                                     2,620,735
Accounts payable and accrued expenses                                                                        91,660
Other liabilities                                                                                            56,911
Partners' equity                                                                                            244,526
                                                                                                 -------------------
     Total liabilities and partners' equity                                                      $        3,013,832
                                                                                                 ===================

                                   Condensed Consolidated Statements of Operations
                                   -----------------------------------------------

                                                                                                          Nine months
                                                                       Three months       Period from       ended
                                                                      ended September   January 1, 2002  September 30,
                                                                         30, 2001       to May 31, 2002      2001
                                                                    ------------------ ----------------- --------------
Rental income                                                                 328,574           405,338      1,272,008
Other income                                                                   29,821            49,844         99,793
                                                                     ----------------- ----------------- --------------
     Total income                                                             358,395           455,182      1,371,801
                                                                     ----------------- ----------------- --------------
Property operating costs                                                      235,636           302,086        779,317
Administrative expense - affiliates                                            38,427            40,941        129,844
Other administrative expense                                                   26,703            65,308         80,716
Interest                                                                      208,870            91,036        433,802
                                                                     ----------------- ----------------- --------------
     Total expenses                                                           509,636           499,371      1,423,679
                                                                     ----------------- ----------------- --------------
Income (loss) before equity in earnings of                                   (151,241)          (44,189)       (51,878)
     joint venture and gain on sale of property
Equity in earnings of joint venture                                                --                --        546,261
Gain on property sale                                                       1,851,531         2,682,934      1,851,531
                                                                     ----------------- ----------------- --------------
     Net income                                                             1,700,290         2,638,745      2,345,914
                                                                     ================= ================= ==============
Net income per limited partnership unit                                         20.98             32.55          28.94
                                                                     ================= ================= ==============
Weighted average limited partnership units                                     78,625            78,625         78,625
                                                                     ================= ================= ==============

                                  Condensed Consolidated Statements of Cash Flows
                                  -----------------------------------------------
                                                                                      Period from       Nine months
                                                                                       January 1,          ended
                                                                                      2002 to May      September 30,
                                                                                       31, 2002            2001,
                                                                                    ----------------  ----------------
Cash provided (used) by:
Operating activities:
     Net income                                                                     $     2,638,745         2,345,914
     Adjustments:
       Equity in earnings of joint venture                                                       --          (546,261)
       Gain on sale of property                                                          (2,682,934)       (1,851,531)
       Other, principally changes in other assets and liabilities                          (429,941)           86,274
                                                                                    ----------------  ----------------
          Net cash provided (used) by operating activities                                 (474,130)           34,396
                                                                                    ----------------  ----------------
Investing activities:
     Proceeds from sale of property, excluding note receivable                            5,273,215         4,209,377
     Distributions from joint ventures                                                           --           647,823
                                                                                    ----------------  ----------------
          Net cash provided by investing activities                                       5,273,215         4,857,200
                                                                                    ----------------  ----------------
Financing activities:
     Distribution to partners                                                                    --        (2,680,412)
     Principal payments on mortgage loans                                                (2,620,735)       (2,600,361)
                                                                                    ----------------  ----------------
          Net cash provided (used) by financing activities                               (2,620,735)       (5,280,773)
                                                                                    ----------------  ----------------
Net increase  (decrease) in cash and equivalents                                          2,178,350          (389,177)
Cash and equivalents at beginning of period                                                 340,444           708,683
                                                                                    ----------------  ----------------
Cash and equivalents at end of period                                               $     2,518,794           319,506
                                                                                    ================  ================

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2001 and 2000

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

Property and Equipment
----------------------

On May 30, 2002, the Partnership closed on the sale of its remaining property, Player's Club, resulting in a gain of approximately $2,680,000. During 2002 and 2001, the Partnership's properties were being actively marketed for sale and, therefore, were not being depreciated. Depreciation not recorded for the period from April 1, 2002 to May 31, 2002 and for the period from January 1, 2002 to May 31, 2002 was approximately $22,000 and $56,000, respectively. Depreciation not recorded in the three and nine month periods ended September 30, 2001 was approximately $50,000 and $166,000, respectively. As of September 30, 2002, the Partnership does not have an interest in any property or equipment.

Investment in Joint Venture
---------------------------

The Partnership had an 11.5% interest in a joint venture with Realmark Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners, owning 88.5%. The Joint Venture was formed to own and operate the Foxhunt Apartments, located in Dayton, Ohio. The Foxhunt property had been the subject of a plan of disposal since July 1999 and was sold on March 1, 2001, to an unaffiliated entity, for $7,600,000. After satisfaction of the $5,942,000 mortgage loan on the property and payment of closing costs, the net proceeds were approximately $1.1 million. The Partnership's equity in the net income of the venture includes its share of the net gain of approximately $4,700,000.

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 145, 146 and 147 which concern accounting for gains and losses from the extinguishments of debt, exit or disposal activities, and acquisitions of certain financial institutions will become effective for the Partnership in the first quarter of 2003. The Partnership is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial statements.

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

The Partnership's cash position and the proceeds from the sale of Player's Club (sold May 30, 2002) will enable the Partnership to make a distribution to the Limited Partners in the last quarter of 2002.

Results of Operations
---------------------

As a result of the sale of the sole remaining property, Player's Club, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective June 1, 2002. Therefore, operations for the period June 1, 2002 to September 30, 2002 are reported on the consolidated statement of changes in net assets in liquidation while the operations for the period January 1, 2002 to May 31, 2002 and for the three and nine months ended September 30, 2001 are reported on the condensed consolidated statement of operations.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest-bearing bank accounts. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

PART I - Item 4.  Controls and Procedures
                  -----------------------

Within the 90 days prior to the filing date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Joseph M. Jayson (the Partnership's Individual General Partner and Principal Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership (including its consolidated subsidiaries) required to be included in the Partnership's periodic SEC filings. There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2001. Subsequent to September 30, 2002, the court appointed a sales agent to work with the General Partners to continue to sell the Partnership's remaining properties.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

         99.1    Certification of Principal Financial Officer Pursuant to
                 Section 302 of the Sarbanes- Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 10-K

             None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - VIB




       November 14, 2002                  /s/ Joseph M. Jayson
       -----------------                  --------------------
             Date                         Joseph M. Jayson,
                                          Individual General Partner and
                                          Principal Financial Officer