Form 10-K
period 2002-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2003-03-31
CIK 822784

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                         Commission File Number 0-14386

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

Delaware                                                   16-1245153
--------                                                   ----------
(State of Formation)                           (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York 14068
-------------------------
(Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.(X)


                       DOCUMENTS INCORPORATED BY REFERENCE
        See Item 15 for a list of all documents incorporated by reference

                                     PART I
                                     ------
ITEM 1:  BUSINESS
-------  --------

         The Registrant, Realmark Property Investors Limited Partnership - VI B (the "Partnership"), is a Delaware limited partnership organized in 1987 pursuant to an Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), under the Revised Delaware Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner").

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

         The Partnership's primary business is to own and operate income-producing real property for the benefit of its partners. As of December 31, 2002, the Partnership has disposed of its last property, Players Club North Apartments which was sold on May 30, 2002, for $5,548,000, resulting in a net gain of approximately $2,680,000 to the Partnership for tax purposes. Accordingly, the Partnership is in the process of liquidating.

         The business of the Partnership is not seasonal. As of December 31, 2002, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2002 were employees of the Corporate General Partner or its affiliates.

         This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements. Such statements may not ultimately turn out to be accurate due to, among other things, economic or market conditions.

ITEM 2:  PROPERTIES
-------  ----------

         As of December 31, 2002, the Partnership did not own any property investments.

ITEM 3:  LEGAL PROCEEDINGS
-------  -----------------

         As previously reported, the Partnership, as a nominal defendant, the general partners of the Partnership and of affiliated public partnerships, (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

         On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The general partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships' properties

(by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. On October 4, 2002, the Court appointed a sales agent to work with the general partners to continue to sell the Partnership's remaining properties.

         The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above. On May 30, 2002, the Partnership sold its remaining property, and in June 2002, a payment of $257,929 was made to the plaintiffs' attorneys.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2002, there were 988 record holders of units of limited partnership interest. In June and November 2002, the Partnership made distributions of its previously undistributed net cash from sales proceeds. These distributions were made in accordance with the settlement of the lawsuit (Item 3). A total of $2,257,929 was distributed on behalf of the limited partners. Of this amount, $257,929 was paid in June 2002 to legal counsel in accordance with the settlement of the lawsuit and $2,000,000 was distributed in November 2002 directly to record holders of units of limited partnership interest.

ITEM 6: SELECTED FINANCIAL DATA
------- -----------------------

                                                      At or for the years ended December 31,
                                   ------------------------------------------------------------------------
                                      2002 (1)        2001            2000          1999           1998
                                   ------------------------------------------------------------------------
Balance sheet data

Net rental property                $        --      2,063,632      4,748,429      4,969,452      5,190,396
Total assets                           469,317      3,013,832      5,986,548      6,534,717      7,045,544
Mortgage loans payable                      --      2,620,735      5,227,302      5,269,300      5,309,087
Partners' equity                       351,178        244,526        543,775        968,193      1,413,016
                                   =======================================================================
Operating data
Rental income                          405,141      1,497,317      1,863,378      1,695,604      1,446,398

Other income                            95,242        113,521        109,956        189,827        183,156
                                   -----------------------------------------------------------------------
Total revenue                          500,383      1,610,838      1,973,334      1,885,431      1,629,554
                                   -----------------------------------------------------------------------
Property operating costs               320,267        909,920      1,151,282      1,245,846      1,297,078

Depreciation                                --             --        233,113        223,157        259,863

Interest expense                        86,663        492,158        458,931        462,411        466,099

Administrative expenses                261,806        304,555        368,139        344,713        349,535
                                   -----------------------------------------------------------------------
Total expenses                         668,736      1,706,633      2,211,465      2,276,127      2,372,575
                                   -----------------------------------------------------------------------
Operating loss                        (168,353)       (95,795)      (238,131)      (390,696)      (743,021)
Equity in earnings (loss)
of joint venture                            --        545,015          3,469        (54,127)      (116,796)

Gain on property sales               2,682,934      1,851,531             --             --             --

Extraordinary losses                  (357,929)            --             --             --             --
                                   -----------------------------------------------------------------------
Net income (loss)                  $ 2,156,652      2,300,751       (234,662)      (444,823)      (859,817)
                                   =======================================================================
Cash flow data
Net cash provided (used) by:

Operating activities                    (4,327)        66,024        151,055        (77,516)      (543,988)

Investing activities                 5,011,619      4,772,304         (8,640)        72,546             --

Financing activities                (4,878,664)    (5,206,567)      (231,754)       (39,787)       (35,594)
                                   -----------------------------------------------------------------------
Net increase (decrease) in
cash and equivalents               $   128,628       (368,239)       (89,339)       (44,757)      (579,582)
                                   =======================================================================
Per limited partnership unit:
Net income (loss)                  $     26.96          29.09          (2.90)         (5.49)        (10.61)

Distributions                      $     28.72          33.07           2.34             --             --
                                   =======================================================================

(1) The Partnership began reporting on the liquidation basis of accounting effective June 1, 2002. Therefore, operations for the year ended December 31, 2002 are reported on the consolidated statement of changes in net assets in liquidation for the period from June 1, 2002 to December 31, 2002, while operations for the period from January 1, 2002 to May 31, 2002 and for the years ended December 31, 2001, 2000, 1999 and 1998 are reported on the going concern basis in the consolidated statements of operations. Balance sheet data at December 31, 2002 represents the total assets and net assets in liquidation as reported in the consolidated statement of net assets in liquidation (liquidation basis) at December 31, 2002 (page F-2).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
--------------------------------

         Since January 1, 2001, the Partnership's only remaining property, Players Club, had been actively marketed for sale. On May 30, 2002, the Partnership sold Players Club to an unaffiliated entity for cash of $5,548,000. After satisfaction of the $3,091,000 mortgage loan, including a prepayment penalty, on the property and payment of closing costs, the net proceeds available amounted to approximately $2,180,000, before satisfaction of any remaining obligations related to the property. Those proceeds enabled the partnership to make a distribution to limited partners in the last quarter of 2002 of $2,000,000 after a payment of $257,929 in June 2002 to the plaintiff's counsel in accordance with the settlement of the lawsuit (Item 3). The remaining proceeds, net of those amounts that are required to pay the estimated payables and costs of operating the partnership during liquidation, will be distributed to the limited partners.

         Prior to the sale of Players Club, the Partnership maintained a cash position adequate to fund capital improvements and scheduled debt payments. The Partnership's cash position and the proceeds from the sale of Fairway Club Apartments (sold August 16, 2001) enabled the Partnership to make a $2,600,000 distribution to the limited partners in the last quarter of 2001.

         Limited partners should be aware that it is possible that they will receive an allocation of income from the gain on sale of the Partnerships' properties on which they will be required to pay income taxes and there is no assurance that the distribution detailed above will be sufficient to satisfy these obligations.

         Except as described above and in the consolidated financial statements, the General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations:
----------------------

         As a result of the sale of the sole remaining property, Players Club, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective June 1, 2002. Therefore, operations for the period June 1, 2002 to December 31, 2002 are reported in the consolidated statement of changes in net assets in liquidation while the operations for the period January 1, 2002 to May 31, 2002 and for the years ended December 31, 2001 and 2000 are reported on the going concern basis in the consolidated statements of operations.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2002 as compared to 2001
------------------------

         As discussed above, the Partnership began reporting on a liquidation basis of accounting on June 1, 2002. The decrease in most components of the consolidated statement of operations for the period January 1, 2002 to May 31, 2002 was a result of the remaining property, Players Club, being sold on May 30, 2002 and rental operations ceasing at that time. There were no individually significant factors which caused changes in revenues and expenses as of May 31, 2002 when compared to the year ended December 31, 2001 other than the sale of Players Club.

2001 as compared to 2000
------------------------

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------

         Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         Listed under Item 15 of this report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.
                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2002, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 64, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 40 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 40 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 21 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 62, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 31 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2002. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the General Partners that own 4,046.2 units of limited partnership interest amounting to approximately 5.2% of the Partnership interest at December 31, 2002. The general partners, and the executive officers of the Corporate General Partner, as of December 31, 2002, owned 21 units of limited partnership interest. The general partners and affiliates received their proportionate share, as limited partners, of the distribution paid in the last quarter of 2002.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

         The properties of the Partnership's subsidiaries were managed by Realmark Corporation, an affiliate of the Partnership's Corporate General Partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the Corporate General Partner were also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions".

ITEM 14: CONTROLS AND PROCEDURES
-------- -----------------------

         Within the 90 days prior to the filing date of this report, the partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Joseph M. Jayson (the Partnership's Individual General Partner and Principal Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                              Page
---      ---------------------------------                                              ----
         Independent Auditor's Report                                                   F-1
         Consolidated Statement of Net Assets in Liquidation as of
                  December 31, 2002                                                     F-2
         Consolidated Statement of Changes in Net Assets in Liquidation
                  for the period June 1, 2002 to December 31, 2002                      F-3
         Consolidated Balance Sheet as of December 31, 2001                             F-4
         Consolidated Statements of Operations for the period
                  January 1, 2002 to May 31, 2002 and for the years
                  ended December 31, 2001 and 2000                                      F-5
         Consolidated Statements of Partners' Equity for the period
                  January 1, 2002 to May 31, 2002 and for the years
                  ended December 31, 2001 and 2000                                      F-6
         Consolidated Statements of Cash Flows for the period
                  January 1, 2002 to May 31, 2002 and for the years
                  ended December 31, 2001 and 2000                                      F-7
         Notes to Consolidated Financial Statements                                     F-8

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation               F-16

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K
         -------------------

         None.

(c)      Exhibits
         --------

         2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

            (a) Stipulation of Settlement Agreement dated August 29, 2001 is incorporated herein by reference.

            (b) Order and Final Judgment Approving Settlement and Awarding Fees
                and Expenses dated November 29, 2001 is incorporated herein by reference.

         4. Instruments defining the rights of security holders, including indentures.

            (a) Amended and Restated Agreement and Certificate of Limited
                Partnership filed with the Registration Statement of the Registrant Form S-11, filed September 30, 1987, and subsequently amended, is incorporated herein by reference.

         10. Material contracts.

            (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date is incorporated herein by reference.

            (b) Property sales agreement with an unrelated third-party included with the Partnership's report on Form 8-K on June 14, 2002 is incorporated herein by reference.

         99. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI B


By:      /s/ Joseph M. Jayson                                     March 31, 2003
         ---------------------------------------                  --------------
         JOSEPH M. JAYSON,                                              Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                     March 31, 2003
         ---------------------------------------                  --------------
         JOSEPH M. JAYSON,                                              Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                     March 31, 2003
         ---------------------------------------                  --------------
         JUDITH P. JAYSON,                                              Date
         Director

                CERTIFICATION PUSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Joseph M. Jayson, Individual General Partner and Principal Financial Officer of Realmark Property Investors Limited Partnership - VI B, hereby certify that:

     1. I have reviewed this annual report on Form 10-K of Realmark Property Investors Limited Partnership - VI B;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statement made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and I have:

        a. Designed such disclosure controls and procedures to ensure the material information relating to the Partnership, including its consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

        b. Evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                    /s/ Joseph M. Jayson
--------------                                    --------------------
     Date                                         Joseph M. Jayson
                                                  Individual General Partner and
                                                  Principal Financial Officer

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
    Partnership - VI B:

We have audited the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - VI B and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, partners' equity, and cash flows for each of the two years in the period ended December 31, 2001, and for the period January 1, 2002 to May 31, 2002. In addition, we have audited the consolidated statement of net assets in liquidation as of December 31, 2002, and the related consolidated statement of changes in net assets in liquidation for the period June 1, 2002 to December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

As discussed in note 1 to the consolidated financial statements, on May 30, 2002, the Partnership adopted a plan of termination and liquidation. As a result, the Partnership has changed its basis of accounting from the going concern to the liquidation basis effective June 1, 2002.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - VI B and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, and for the period January 1, 2002 to May 31, 2002, and their net assets in liquidation as of December 31, 2002 and their related changes in net assets in liquidation for the period June 1, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                     TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 25, 2003
                                       F-1

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
               Consolidated Statement of Net Assets in Liquidation
                               (Liquidation Basis)
                                December 31, 2002

Assets:

     Cash                                                          $469,072

     Receivables from affiliated parties                                245
                                                                   --------

                           Total assets                             469,317
                                                                   --------

Liabilities:

     Accounts payable and accrued expenses                           18,139

     Estimated costs during the period of liquidation               100,000
                                                                   --------

                           Total liabilities                        118,139
                                                                   --------

                           Net assets in liquidation               $351,178
                                                                   ========





















See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
         Consolidated Statement of Changes in Net Assets in Liquidation
                               (Liquidation Basis)
                For the period June 1, 2002 to December 31, 2002



Partners' equity at June 1, 2002 (going concern basis)            $ 2,883,271

Adjustment to Liquidation Basis - loss on settlement of lawsuit      (257,929)
                                                                  -----------

Net assets in liquidation at June 1, 2002                           2,625,342

Interest on note receivable                                            28,380

Reduction of note receivable                                         (100,000)

Operating loss                                                       (102,544)

Estimated costs during the period of liquidation                     (100,000)

Distributions to limited partners                                  (2,000,000)
                                                                  -----------

Net assets in liquidation at December 31, 2002                    $   351,178
                                                                  ===========


















See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2001

                           Assets
                           ------
Property and equipment, at cost, all held for sale:
     Land and improvements                                                     $   226,000
     Buildings and improvements                                                  2,871,879
     Furniture and equipment                                                       130,652
                                                                               -----------

                                                                                 3,228,531

     Less accumulated depreciation                                               1,164,899
                                                                               -----------

                           Net property and equipment                            2,063,632

Cash and equivalents                                                               340,444
Receivables from affiliated parties                                                 87,571
Note receivable                                                                    326,950
Escrow deposits                                                                     11,707
Deferred mortgage costs, less accumulated amortization of $29,502                  161,785
Other assets                                                                        21,743
                                                                               -----------

                           Total assets                                        $ 3,013,832
                                                                               ===========

              Liabilities and Partners' Equity
              --------------------------------

Liabilities:
     Mortgage loans payable                                                      2,620,735
     Accounts payable and accrued expenses                                          72,523
     Accrued interest payable                                                       19,137
     Security deposits and prepaid rents                                            56,911
                                                                               -----------

                           Total liabilities                                     2,769,306
                                                                               -----------

Partners' equity (deficit):
     General partners                                                             (154,738)
     Limited partners                                                              399,264
                                                                               -----------

                           Total partners' equity                                  244,526
                                                                               -----------

                           Total liabilities and partners' equity              $ 3,013,832
                                                                               ===========

See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Period January 1, 2002 to May 31, 2002 and
                     Years Ended December 31, 2001 and 2000

                                                                           2002           2001           2000
                                                                           ----           ----           ----
Income:
     Rental                                                            $   405,338      1,497,317      1,863,378
     Interest and other                                                     49,844        113,521        109,956
                                                                       -----------    -----------    -----------

                           Total income                                    455,182      1,610,838      1,973,334
                                                                       -----------    -----------    -----------
Expenses:
     Property operations                                                   302,086        909,920      1,151,282
     Interest                                                               91,036        492,158        458,931
     Depreciation                                                               --             --        233,113
     Administrative:
         Affiliated parties                                                 40,941        165,939        177,503
         Other                                                              65,308        138,616        190,636
                                                                       -----------    -----------    -----------

                           Total expenses                                  499,371      1,706,633      2,211,465
                                                                       -----------    -----------    -----------

Loss before equity in earnings of joint
     venture and gain on sale of property                                  (44,189)       (95,795)      (238,131)

Equity in earnings of joint venture                                             --        545,015          3,469

Gain on sale of property                                                 2,682,934      1,851,531             --
                                                                       -----------    -----------    -----------


                           Net income (loss)                           $ 2,638,745      2,300,751       (234,662)
                                                                       ===========    ===========    ===========

Net income (loss) per limited partnership unit                         $     32.55          29.09          (2.90)
                                                                       ===========    ===========    ===========

Distributions per limited partnership unit                             $        --          33.07           2.34
                                                                       ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                                    78,625.1       78,625.1       78,625.1
                                                                       ===========    ===========    ===========




See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
                   Consolidated Statements of Partners' Equity
                   Period January 1, 2002 to May 31, 2002 and
                     Years Ended December 31, 2001 and 2000

                                                                General          Limited Partners
                                                                Partners        Units      Amount
                                                                --------        -----      ------
Balances at December 31, 1999                                  $ (155,482)     78,625.1    1,123,675

Net loss                                                           (7,040)           --     (227,622)

Distributions to partners                                          (5,693)           --     (184,063)
                                                               ----------    ----------   ----------

Balances at December 31, 2000                                    (168,215)     78,625.1      711,990

Net income                                                         13,477            --    2,287,274

Distributions to partners                                              --            --   (2,600,000)
                                                               ----------    ----------   ----------

Balances at December 31, 2001                                    (154,738)     78,625.1      399,264

Net income                                                         53,925            --    2,584,820
                                                               ----------    ----------   ----------

Balances at May 31, 2002                                       $ (100,813)     78,625.1    2,984,084
                                                               ==========    ==========   ==========











See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Period January 1, 2002 to May 31, 2002 and
                     Years Ended December 31, 2001 and 2000

                                                                           2002             2001            2000
                                                                           ----             ----            ----
Cash flows from operating activities:
     Net income (loss)                                                   $ 2,638,745      2,300,751       (234,662)
     Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating
         activities:
              Depreciation and amortization                                    2,657        137,067        244,437
              Equity in earnings of joint ventures                                --       (545,015)        (3,469)
              Gain on sale of property                                    (2,682,934)    (1,851,531)            --
              Changes in:
                  Receivables from affiliated parties                         (6,678)       (78,047)        81,292
                  Escrow deposits                                             11,707        (15,974)       153,834
                  Other assets                                                21,743         20,383         (8,624)
                  Accounts payable and accrued
                    expenses                                                 (19,776)        19,560        (55,753)
                  Security deposits and prepaid rents                         (1,048)        78,830        (26,000)
                                                                         -----------    -----------    -----------

                           Net cash provided by (used in)
                               operating activities                          (35,584)        66,024        151,055
                                                                         -----------    -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of property                                        4,784,669      4,125,727             --
     Additions to property and equipment                                          --             --        (12,090)
     Payments received on note receivable                                     50,000             --             --
     Distributions received from joint venture                                    --        646,577          3,450
                                                                         -----------    -----------    -----------

                           Net cash provided by (used in)
                              investing activities                         4,834,669      4,772,304         (8,640)
                                                                         -----------    -----------    -----------

Cash flows from financing activities:
     Principal payments on mortgage loans                                 (2,620,735)    (2,606,567)       (41,998)
     Distributions to partners                                                    --     (2,600,000)      (189,756)
                                                                         -----------    -----------    -----------

                           Net cash used in financing
                              activities                                  (2,620,735)    (5,206,567)      (231,754)
                                                                         -----------    -----------    -----------

Net increase (decrease) in cash and equivalents                            2,178,350       (368,239)       (89,339)

Cash and equivalents at beginning of period                                  340,444        708,683        798,022
                                                                         -----------    -----------    -----------

Cash and equivalents at end of period                                    $ 2,518,794        340,444        708,683
                                                                         ===========    ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid for interest                                              $   105,784        376,078        447,911
                                                                         ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000

(1)  Liquidation of the Partnership
-----------------------------------

     On May 30, 2002, the Partnership sold its remaining property investment, Players Club North Apartments, and adopted a plan of termination and liquidation under which obligations to non-affiliates will be paid and net proceeds will be distributed to the limited partners.

(2)  Formation and Operation of Partnership
-------------------------------------------

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

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 9).

(3)  Summary of Significant Accounting Policies
-----------------------------------------------

     (a) Basis of Accounting and Consolidation
     -----------------------------------------

         As a result of the plan of termination and liquidation, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis effective June 1, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

         In estimating liquidation values, fees paid to the plaintiffs' legal counsel, amounting to $257,929, were recorded as a loss on settlement of the lawsuit.

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its two subsidiaries, that are wholly-owned:

              (1) Realmark-Players, LLC that owned Players Club North, a 144 unit apartment complex located in Lutz, Florida, acquired in 1991. On May 30, 2002, Players Club North was sold.
              (2) Realmark-Villa, LLC that owned Fairway Club, a 192 unit apartment complex located in Greenville, South Carolina, acquired in 1991 for $3,100,000. On August 16, 2001, Fairway Club was sold.

         In consolidation, all intercompany accounts and transactions have been eliminated.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(3)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (b) Estimates
     -------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
     --------------------------

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Significant improvements are capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets.

         The Partnerships' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated.

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(3)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (g) Rental Income
     -----------------

         Rental income is recognized as earned according to the terms of the leases that are generally for periods of one year or less, payable monthly. Delinquent rents are not recorded.

     (h) Per Unit Data
     -----------------

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the period.

     (i) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2002.

     (j) Income Allocation and Distributable Cash Flows
     --------------------------------------------------

         The partnership agreement provides that income not arising from sale and refinancing activities and all partnership losses are to be allocated 97% to the limited partners and 3% to the general partners. Partnership income arising from sale or refinancing activities is allocated in the same proportion as distributions of distributable cash from sales proceeds. In the event there is no distributable cash from sales proceeds, taxable income will be allocated 87% to the limited partners and 13% to the general partners. The above is subject to tax laws that were applicable at the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. As a result of the sale of the Partnership's last property, there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributable to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining property to provide this return to the limited partners.

     (k) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2002, net assets for financial reporting purposes were equal to the tax bases of the net assets.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(3)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (l) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

(4)  Investments in Real Estate
-------------------------------

     On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes the accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those assets to be measured at the lower of depreciated cost or fair value less selling costs, whether reported on continuing operations or in discontinued operations. This standard does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121. The adoption of this standard did not have a material effect on the Partnership's consolidated financial position or results of operations for the year ended December 31, 2002.

     Players Club North Apartments was classified as property held for sale prior to the adoption of SFAS No. 144 and, accordingly, its results of operations and gain on sale have been recorded in continuing operations. On May 30, 2002, the Partnership sold Players Club North Apartments to an unaffiliated entity for cash of $5,548,000 and recognized a related gain on the sale amounting to $2,682,934.

     On August 16, 2001, the Partnership sold Fairway Club Apartments to an unaffiliated entity for cash of $4,373,000 and a $326,950 note from the purchaser (note 5), and recognized a related gain on the sale amounting to $1,851,531.

(5) Note Receivable
-------------------

     In connection with the sale of Fairway Club Apartments on August 16, 2001, the Partnership received a note from the purchaser amounting to $326,950. The note bears interest at the rate of 7% annually through December 31, 2001 and 8% annually, thereafter, until December 31, 2002, when all principal and accrued interest shall be due and payable. In December 2002, the general partners agreed to a reduction of the note receivable in the amount of $100,000. The remaining principal and accrued interest were received in December 2002.

(6)  Mortgage Loan Payable
--------------------------

     8.48% mortgage loan payable with a total monthly payment of $20,824. The mortgage was secured by the Players Club North Apartments property. The balance of the mortgage loan payable amounted to $2,620,735 at December 31, 2001. This mortgage was repaid in 2002 in connection with the sale of Players Club North Apartments.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)  Estimated Costs During the Period of Liquidation
-----------------------------------------------------

     Under the liquidation basis of accounting, the Partnership is required to estimate and record the costs associated with executing the plan of liquidation as a liability. These amounts can vary significantly due to, among other things, the costs of retaining personnel, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Partnership's operations. These costs are estimates and are expected to be paid out over the liquidation period. The Partnership's estimated costs during the period of liquidation as of December 31, 2002 are as follows:

              Professional fees                                       $   60,000
              Office and administrative expense                           40,000
                                                                      ----------

                           Total                                      $  100,000
                                                                      ==========


(8)  Investment in Joint Venture
--------------------------------

     The Partnership had an 11.5% interest in a joint venture with Realmark
         Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners. The venture owned and operated the Foxhunt Apartments located in Dayton, Ohio. The joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 88.5% to RPILP-II and 11.5% to the Partnership. On March 1, 2001, the apartment complex was sold to an unaffiliated entity for $7,600,000, resulting in a net gain to the joint venture for financial reporting purposes of approximately $4,760,000, after considering costs of the sale. The net proceeds realized by the venture were approximately $1.1 million.

         Summary financial information of the Venture follows:

                            Balance Sheet Information
                            -------------------------

                                                               December 31,
                                                                   2001
                                                                   ----

Assets - cash                                                  $    19,117
                                                               ===========

Liabilities - accounts payable                                 $    19,117
                                                               ===========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8)  Investment in Joint Venture, Continued
-------------------------------------------

                              Operating Information
                              ---------------------

                                                                               Years ended December 31,
                                                                                  2001          2000
                                                                                  ----          ----
Income:
     Rental                                                                   $   250,547      1,436,572
     Interest and other                                                             7,842         64,233
                                                                              -----------    -----------
                           Total income                                           258,389      1,500,805
                                                                              -----------    -----------
Expenses:
     Property operations                                                          155,995        733,839
     Interest                                                                      82,090        534,817
     Administrative:
         Affiliated parties                                                        18,437        113,600
         Other                                                                     22,897         88,384
                                                                              -----------    -----------
                           Total expenses                                         279,419      1,470,640
                                                                              -----------    -----------
Net income (loss) before gain on sale of property                                 (21,030)        30,165

Gain on sale of property                                                        4,760,295             --
                                                                              -----------    -----------
              Net income                                                      $ 4,739,265         30,165
                                                                              ===========    ===========

                                                                                  2001            2000
                                                                                  ----            ----
Allocation of net income:
         The Partnership                                                          545,015          3,469
         RPILP-II                                                               4,194,250         26,696
                                                                              -----------    -----------
                           Total                                              $ 4,739,265         30,165
                                                                              ===========    ===========

A reconciliation of the Partnership's investment in the Foxhunt Joint Venture follows:

                                                                                  2001            2000
                                                                                  ----            ----
     Beginning balance                                                         $  101,562        101,543
     Equity in net income                                                         545,015          3,469
     Cash distribution                                                           (646,577)        (3,450)
                                                                               ----------      ---------
     Ending balance                                                            $       --        101,562
                                                                               ==========      =========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)  Related Party Transactions
-------------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                      Liquidation
                                                         period
                                                       June 1 to        January 1 to              Years ended
                                                        December            May                   December 31,
                                                        31, 2002         31, 2002           2001              2000
                                                      -----------        --------           ----              ----
         Property management fees
              based on a percentage
              (generally 5%) of rental
              income                                   $      --            22,158          79,541            95,533

         Reimbursement for cost of services to
              the Partnership that include
              investor relations, marketing of
              properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items            3,562            18,783          86,398            81,970
                                                       ---------          --------        --------          --------

                                                       $   3,562            40,941         165,939           177,503
                                                       =========          ========        ========          ========

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from affiliated parties are payable on demand and bear interest at 11%.

     Receivables from affiliated parties amounted to $245 and $87,571 at December 31, 2002 and 2001, respectively.

     Property Disposition Fee
     ------------------------

     According to the terms of the partnership agreement, the general partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions described above have not been met, no disposition fees have been paid or accrued on properties sold in prior years.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)  Related Party Transactions, Continued
------------------------------------------

     Distributions
     -------------

     U.S. Apartments, LLC, is an affiliated company in which the Individual
         General Partner is the Chairman, Director, and sole stockholder. U.S. Apartments, LLC owns 4,046.2 units of limited partnership interest and received its proportionate share of distributable proceeds amounting to $102,989 in November 2002 from the sale of Players Club North Apartments.

(10) Settlement of Lawsuit
---- ---------------------

     As previously reported, the Partnership, as a nominal defendant, the general partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in at the state court level regarding the payment of fees and other management issues.

     On August 29, 2001, the parties entered into a Stipulation of Settlement
         (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement' (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The general partners will continue to have primary authority to dispose of Partnerships' properties. If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. On October 4, 2002, the court appointed a sales agent to work with the general partners to continue to sell the Partnerships' remaining properties.

     The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above. On May 30, 2002, the Partnership sold its remaining property, and in June 2002, a payment of $257,929 was made to the plaintiffs' attorneys.

                                                                   Schedule III
                                                                   ------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
                        December 31, 2002, 2001 and 2000


(1) Cost for Federal income tax purposes - none.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2002, 2001 and 2000 follows: Partnership Properties

                                                                       2002               2001              2000
                                                                       ----               ----              ----
     Balance at beginning of year                                   $  3,097,879        6,821,020         6,808,930
     Additions                                                                --               --            12,090
     Dispositions (6)                                                 (3,097,879)      (3,723,141)               --
                                                                    ------------        ---------       -----------
     Balance at end of year                                         $         --        3,097,879         6,821,020
                                                                    ============        =========       ===========

                                                                               Joint Venture Properties
                                                                               ------------------------
                                                                       2002               2001              2000
                                                                       ----               ----              ----
     Balance at beginning of year                                   $         --        5,513,128         5,513,128
     Dispositions (5)                                                         --       (5,513,128)               --
                                                                    ------------       ----------         ---------
     Balance at end of year                                         $         --               --         5,513,128
                                                                    ============       ==========        ==========

(3) A reconciliation of accumulated depreciation for building and improvements for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                                Partnership Properties
                                                                                ----------------------
                                                                         2002             2001              2000
                                                                         ----             ----              ----
     Balance at beginning of year                                    $ 1,032,199        2,074,141         1,841,470
     Depreciation expense                                                     --               --           232,671
     Dispositions (6)                                                 (1,032,199)      (1,041,942)               --
                                                                     -----------       ----------       -----------
     Balance at end of year (4)                                      $        --        1,032,199         2,074,141
                                                                     ===========       ==========       ===========

                                                                                Joint Venture Properties
                                                                                ------------------------
                                                                         2002             2001              2000
                                                                         ----             ----              ----
     Balance at beginning of year                                    $        --       3,083,021         3,083,021
     Dispositions (5)                                                         --      (3,083,021)               --
                                                                     -----------     -----------       -----------
     Balance at end of year (4)                                      $        --              --         3,083,021
                                                                     ===========     ===========       ===========

(4) Balance applies entirely to buildings and improvements.
(5) Sale of Foxhunt Apartments in 2001.
(6) Sale of Players Club North Apartments in 2002 and Fairway Club Apartments in 2001.
                                      F-16