Form 10-Q
period 2003-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2003-05-15
CIK 822784

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2003

Commission File Number: 33-17579


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                       16-1309988
-----------------------                   --------------------------------
(State of organization)                   (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A, Getzville, New York 14068
------------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Part I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

               Consolidated Statement of Net Assets in Liquidation
               ---------------------------------------------------
                               (Liquidation Basis)

                                                                             (Unaudited)
                                                                              March 31,              December 31,
                                                                                2003                    2002
                                                                          ----------------        ----------------
Assets:
     Cash                                                                 $        449,767                 469,072
     Receivables from affiliated parties                                                --                     245
                                                                          ----------------        ----------------
         Total assets                                                              449,767                 469,317
                                                                          ----------------        ----------------

Liabilities:
     Accounts payable and accrued expenses                                           4,909                  18,139
     Estimated costs during the period of liquidation                               93,680                 100,000
                                                                          ----------------        ----------------
         Total liabilities                                                          98,589                 118,139
                                                                          ----------------        ----------------
         Net assets in liquidation                                        $        351,178                 351,178
                                                                          ================        ================



         Consolidated Statement of Changes in Net Assets in Liquidation
         --------------------------------------------------------------
                               (Liquidation Basis)
                For the period January 1, 2003 to March 31, 2003
                                   (Unaudited)

Net assets in liquidation at January 1, 2003 and March 31, 2003                                         $ 351,178
                                                                                                        =========

                 Condensed Consolidated Statement of Operations
                 ----------------------------------------------
                                   (Unaudited)
                                                                                                 Three months ended
                                                                                                   March 31, 2002
                                                                                                 ------------------
Rental income                                                                                     $         241,699
Other income                                                                                                 20,824
                                                                                                  -----------------
     Total income                                                                                           262,523
                                                                                                  -----------------
Property operating costs                                                                                    150,914
Administrative expense - affiliates                                                                          23,921
Other administrative expense                                                                                 40,576
Interest                                                                                                     57,152
                                                                                                  -----------------
     Total expenses                                                                                         272,563
                                                                                                  -----------------
     Net loss                                                                                     $         (10,040)
                                                                                                  =================
Net loss per limited partnership unit                                                             $            (.12)
                                                                                                  =================
Weighted average limited partnership units                                                                   78,625
                                                                                                  =================

                 Condensed Consolidated Statement of Cash Flows
                 ----------------------------------------------
                                   (Unaudited)
                                                                                                 Three months ended
                                                                                                   March 31, 2002
                                                                                                 ------------------
Cash provided (used) by:
Operating activities:
     Net loss                                                                                      $        (10,040)
     Adjustments - principally changes in other assets and liabilities                                       55,539
                                                                                                   ----------------
          Net cash provided by operating activities                                                          45,499
Net cash used by financing activities - principal payments on mortgage loans                                 (6,947)
                                                                                                   ----------------
Net increase in cash and equivalents                                                                         38,552
Cash and equivalents at beginning of period                                                                 340,444
                                                                                                   ----------------
Cash and equivalents at end of period                                                              $        378,996
                                                                                                   ================

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)

Liquidation of the Partnership
------------------------------

On May 30, 2002 the Partnership sold its remaining property investment, Players Club North Apartments, and adopted a plan of termination and liquidation under which obligations to non-affiliates will be paid and net proceeds will be distributed to the limited partners.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Partnership's significant accounting policies are set forth in its December 31, 2002 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

On May 30, 2002, the Partnership closed on the sale of its remaining property, Players Club North Apartments, resulting in a gain of approximately $2,680,000. During 2002, the Partnership's properties were being actively marketed for sale and, therefore, were not being depreciated. Depreciation not recorded for the period from January 1, 2002 to March 31, 2002 was approximately $33,500. As of March 31, 2003, the Partnership does not have an interest in any property or equipment.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
----------------------------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources
-------------------------------

On May 30, 2002, the Partnership sold its only remaining property. After satisfying remaining obligations related to the property, the Partnership made a distribution to the limited partners in the last quarter of 2002. The remaining proceeds, net of those amounts that are required to pay the estimated payables and costs of operating the partnership during liquidation, will be distributed to the limited partners.

Results of Operations
---------------------

As a result of the sale of the sole remaining property, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective June 1, 2002. Therefore, operations for the period January 1, 2003 to March 31, 2003 are reported on the consolidated statement of changes in net assets in liquidation while the operations for the period January 1, 2002 to March 31, 2002 are reported on the condensed consolidated statement of operations.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------------

The Partnership's cash equivalents are short-term, interest-bearing bank accounts. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

PART I - Item 4.  Controls and Procedures
-----------------------------------------

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

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a) Exhibits

             99. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

         (b) Reports on Form 8-K

             None.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B




       May 15, 2003                             /s/ Joseph M. Jayson
       ------------                             ------------------------------
           Date                                 Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph M. Jayson, Individual General Partner and Principal Financial Officer of Realmark Property Investors Limited Partnership - VI B, hereby certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of Realmark Property Investors Limited Partnership - VI B;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and I have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. Evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that would significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              May 15, 2003                       /s/ Joseph M. Jayson
              ------------                       ------------------------------
                  Date                           Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer
                                       7