Form 10-Q
period 2003-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2003-08-14
CIK 822784

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2003
                                                 -------------

                        Commission File Number: 33-17579
                                                --------

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

                                                                           (Unaudited)
                                                                             June 30,
                                                                               2003                December 31, 2002
                                                                        -------------------       -------------------
Assets:
     Cash                                                                $         448,872                   469,072
     Receivables from affiliated parties                                                 -                       245
                                                                        -------------------       -------------------
         Total assets                                                              448,872                   469,317
                                                                        -------------------       -------------------
Liabilities:
     Accounts payable and accrued expenses                                           4,139                    18,139
     Estimated costs during the period of liquidation                               93,555                   100,000
                                                                        -------------------       -------------------
         Total liabilities                                                          97,694                   118,139
                                                                        -------------------       -------------------

         Net assets in liquidation                                       $         351,178                   351,178
                                                                        ===================       ===================

                         Consolidated Statement of Changes in Net Assets in Liquidation
                         --------------------------------------------------------------
                                         (Liquidation Basis - Unaudited)

                                                                        Period from               Period from
                                                                    January 1, 2003 to          June 1, 2002 to
                                                                       June 30, 2003             June 30, 2002
                                                                    --------------------      --------------------
Partners' equity at beginning of period                              $          351,178                 2,883,271
Adjustment to Liquidation Basis - loss on settlement of lawsuit                       -                  (257,929)
                                                                    --------------------      --------------------
                                                                                351,178                 2,625,342
Operating loss                                                                        -                    (5,838)
                                                                    --------------------      --------------------
Net assets in liquidation at end of period                           $          351,178                 2,619,504
                                                                    ====================      ====================

                                       Condensed Consolidated Statement of Operations
                                       ----------------------------------------------
                                                        (Unaudited)



                                                        Period from April 1,       Period from June 1,
                                                           2002 to May 31,          2002 to June 30,
                                                                2002                       2002
                                                       ---------------------      --------------------
 Rental income                                          $           163,639                   405,338
 Other income                                                        29,020                    49,844
                                                       ---------------------      --------------------
      Total income                                                  192,659                   455,182
                                                       ---------------------      --------------------
 Property operating costs                                           151,172                   302,086
 Administrative expense - affiliates                                 17,020                    40,941
 Other administrative expense                                        24,732                    65,308
 Interest                                                            33,884                    91,036
                                                       ---------------------      --------------------
      Total expenses                                                226,808                   499,371
                                                       ---------------------      --------------------
 Loss before gain on sale of property                               (34,149)                  (44,189)
 Gain on sale of property                                         2,682,934                 2,682,934
                                                       ---------------------      --------------------
      Net income                                        $         2,648,785                 2,638,745
                                                       =====================      ====================
 Net loss per limited partnership unit                  $             32.68                     32.55
                                                       =====================      ====================
 Weighted average limited partnership units                          78,625                    78,625
                                                       =====================      ====================

                                       Condensed Consolidated Statement of Cash Flows
                                       ----------------------------------------------
                                                   (Unaudited)


                                                                                     Period from January 1,
                                                                                         2002 to May 31,
                                                                                               2002
                                                                                     ---------------------
Cash provided (used) by:
Operating activities:
     Net income                                                                         $       2,638,745
     Adjustments:
        Gain on sale of property                                                               (2,682,934)
        Other, principally changes in other assets and liabilities                               (429,941)
                                                                                       -------------------
             Net cash used in operating activities                                               (474,130)
Investing activities - proceeds from sale of property                                           5,273,215
Financing activities - principal payments on mortgage loans                                    (2,620,735)
                                                                                       -------------------
Net increase in cash and equivalents                                                            2,178,350
Cash and equivalents at beginning of period                                                       340,444
                                                                                       -------------------
Cash and equivalents at end of period                                                   $       2,518,794
                                                                                       ===================

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2003 and 2002
                                   (Unaudited)


Liquidation of the Partnership
------------------------------

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

Property and Equipment
----------------------

On May 30, 2002, the Partnership closed on the sale of its remaining property, Players Club North Apartments, resulting in a gain of $2,680,000. During 2002, the Partnership's properties were being actively marketed for sale and, therefore, were not being depreciated. Depreciation not recorded for the period from April 1, 2002 to May 31, 2002 and for the period from January 1, 2002 to May 31, 2002 was approximately $22,000 and $56,000, respectively. As of June 30, 2003, the Partnership does not have an interest in any property or equipment.

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

Results of Operations
---------------------

As a result of the sale of the sole remaining property, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective June 1, 2002. Therefore, operations for the period January 1, 2003 to June 30, 2003 and June 1, 2002 to June 30,2002 are reported on the consolidated statement of changes in net assets in liquidation while the operations for the period January 1, 2002 to May 31, 2002 are reported on the condensed consolidated statement of operations.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

             31. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             None.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B




August 14, 2003                                 /s/ Joseph M. Jayson
---------------                                 --------------------
     Date                                       Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer