Form 10-Q
period 2003-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2003-11-14
CIK 822784

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2003

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
                                                (Liquidation Basis)

                                                                            (Unaudited)
                                                                        September 30, 2003         December 31, 2002
                                                                        -------------------       -------------------
Assets:
     Cash                                                               $          446,218                   469,072
     Receivables from affiliated parties                                                --                       245
                                                                        -------------------       -------------------
         Total assets                                                              446,218                   469,317
                                                                        -------------------       -------------------

Liabilities:
     Accounts payable and accrued expenses                                          15,435                    18,139
     Estimated costs during the period of liquidation                               79,605                   100,000
                                                                        -------------------       -------------------

         Total liabilities                                                          95,040                   118,139
                                                                        -------------------       -------------------

         Net assets in liquidation                                      $          351,178                   351,178
                                                                        ===================       ===================




                          Consolidated Statement of Changes in Net Assets in Liquidation
                          --------------------------------------------------------------
                                         (Liquidation Basis - Unaudited)


                                                                         Period from               Period from
                                                                     January 1, 2003 to          June 1, 2002 to
                                                                     September 30, 2003        September 30, 2002
                                                                     --------------------      --------------------
Net assets in liquidation at beginning of period                     $           351,178                 2,883,271
Adjustment to Liquidation Basis - loss on settlement of lawsuit                       --                  (257,929)
                                                                     --------------------      --------------------
                                                                                 351,178                 2,625,342

Operating loss                                                                        --                   (82,442)
                                                                     --------------------      --------------------

Net assets in liquidation at end of period                           $           351,178                 2,542,900
                                                                     ====================      ====================

                                       Condensed Consolidated Statement of Operations
                                       ----------------------------------------------
                                                        (Unaudited)

                                                                                               Period from January 1,
                                                                                               2002 to May 31, 2002
                                                                                               ---------------------
 Rental income                                                                                 $            405,338
 Other income                                                                                                49,844
                                                                                               ---------------------
      Total income                                                                                          455,182
                                                                                               ---------------------
 Property operating costs                                                                                   302,086
 Administrative expense - affiliates                                                                         40,941
 Other administrative expense                                                                                65,308
 Interest                                                                                                    91,036
                                                                                               ---------------------
      Total expenses                                                                                        499,371
                                                                                               ---------------------
 Loss before gain on sale of property                                                                       (44,189)
 Gain on sale of property                                                                                 2,682,934
                                                                                               ---------------------
      Net income                                                                               $          2,638,745
                                                                                               =====================
 Net income per limited partnership unit                                                       $              32.55
                                                                                               =====================
 Weighted average limited partnership units                                                                  78,625
                                                                                               =====================

                                       Condensed Consolidated Statement of Cash Flows
                                       ----------------------------------------------
                                                      (Unaudited)
                                                                                              Period from January 1,
                                                                                              2002 to May 31, 2002
                                                                                              ---------------------
Cash provided (used) by:
Operating activities:
     Net income                                                                               $          2,638,745
     Adjustments:
        Gain on sale of property                                                                        (2,682,934)
        Other, principally changes in other assets and liabilities                                        (429,941)
                                                                                              ---------------------
             Net cash used in operating activities                                                        (474,130)
Investing activities - proceeds from sale of property                                                    5,273,215
Financing activities - principal payments on mortgage loans                                             (2,620,735)
                                                                                              ---------------------
Net increase in cash and equivalents                                                                     2,178,350
Cash and equivalents at beginning of period                                                                340,444
                                                                                              ---------------------
Cash and equivalents at end of period                                                         $          2,518,794
                                                                                              =====================


                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2003 and 2002
                                   (Unaudited)


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

Property and Equipment
----------------------

On May 30, 2002, the Partnership closed on the sale of its remaining property, Players Club North Apartments, resulting in a gain of $2,680,000. During 2002, the Partnership's properties were being actively marketed for sale and, therefore, were not being depreciated. Depreciation not recorded for the period from April 1, 2002 to May 31, 2002 and for the period from January 1, 2002 to May 31, 2002 was approximately $22,000 and $56,000, respectively. As of September 30, 2003, the Partnership does not have an interest in any property or equipment.

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

Results of Operations
---------------------

As a result of the sale of the sole remaining property, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective June 1, 2002. Therefore, operations for the period January 1, 2003 to September 30, 2003 and June 1, 2002 to September 30, 2002 are reported on the consolidated statement of changes in net assets in liquidation while the operations for the period January 1, 2002 to May 31, 2002 are reported on the condensed consolidated statement of operations.

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

PART I - Item 4.  Controls and Procedures
                  -----------------------

Disclosure Controls and Procedures: The Partnership's management, with the participation of the Partnership's Individual General Partner and Principal Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Individual General Partner and Principal Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: There have been no changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

        31. Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B




              November 14, 2003                 /s/ Joseph M. Jayson
              -----------------                 ------------------------------
                    Date                        Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer