Form 10-K
period 2003-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2004-03-30
CIK 822784

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


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

         The Partnership's primary business is to own and operate income-producing real property for the benefit of its partners. As of December 31, 2003, the Partnership has disposed of its last property, Players Club North Apartments which was sold on May 30, 2002, for $5,548,000, resulting in a net gain of approximately $2,680,000 to the Partnership for tax purposes. Accordingly, the Partnership is in the process of liquidating.

         The business of the Partnership is not seasonal. As of December 31, 2003, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2003 were employees of the Corporate General Partner or its affiliates.

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

ITEM 2: PROPERTIES
------------------

         As of December 31, 2003, the Partnership did not own any property investments.

ITEM 3: LEGAL PROCEEDINGS
-------------------------

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

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
------- -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2003, there were 989 record holders of units of limited partnership interest. In June and November 2002, the Partnership made distributions of its previously undistributed net cash from sales proceeds. These distributions were made in accordance with the settlement of the lawsuit (Item 3). A total of $2,257,929 was distributed on behalf of the limited partners. Of this amount, $257,929 was paid in June 2002 to legal counsel in accordance with the settlement of the lawsuit and $2,000,000 was distributed in November 2002 directly to record holders of units of limited partnership interest.

ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

                                                        At or for the years ended December 31,
                                    --------------------------------------------------------------------------------
                                         2003 (1)         2002 (1)          2001             2000           1999
                                    --------------------------------------------------------------------------------
Balance sheet data
Net rental property                  $          -                 -       2,063,632       4,748,429      4,969,452
Total assets                              533,025           628,635       3,013,832       5,986,548      6,534,717
Mortgage loans payable                          -                 -       2,620,735       5,227,302      5,269,300
Partners' equity                          351,178           351,178         244,526         543,775        968,193
                                    ================================================================================
Operating data
Rental income                                   -           405,141       1,497,317       1,863,378      1,695,604

Other income                                    -            95,242         113,521         109,956        189,827
                                    --------------------------------------------------------------------------------
Total revenue                                   -           500,383       1,610,838       1,973,334      1,885,431
                                    --------------------------------------------------------------------------------
Property operating costs                        -           320,267         909,920       1,151,282      1,245,846

Depreciation                                    -                 -               -         233,113        223,157

Interest expense                                -            86,663         492,158         458,931        462,411

Administrative expenses                         -           261,806         304,555         368,139        344,713
                                    --------------------------------------------------------------------------------
Total expenses                                  -           668,736       1,706,633       2,211,465      2,276,127
                                    --------------------------------------------------------------------------------
Operating loss                                  -          (168,353)        (95,795)       (238,131)      (390,696)
Equity in earnings (loss)
of joint venture                                -                 -         545,015           3,469        (54,127)

Gain on property sales                          -         2,682,934       1,851,531               -              -

Extraordinary losses                            -          (357,929)              -               -              -
                                    --------------------------------------------------------------------------------
Net income (loss)                    $          -         2,156,652       2,300,751        (234,662)      (444,823)
                                    ================================================================================
Cash flow data
Net cash provided (used) by:

Operating activities                      (35,728)          (4,327)         66,024          151,055        (77,516)

Investing activities                            -        5,011,619       4,772,304           (8,640)        72,546
Financing activities                      (59,637)      (4,878,664)     (5,206,567)        (231,754)       (39,787)
                                    --------------------------------------------------------------------------------
Net increase (decrease) in
cash and equivalents                 $    (95,365)         128,628        (368,239)         (89,339)       (44,757)
                                    ================================================================================
Per limited partnership unit:

Net income (loss)                    $          -            26.96           29.09            (2.90)         (5.49)

Distributions                        $          -            28.72           33.07             2.34              -
                                    ================================================================================

(1) The Partnership began reporting on the liquidation basis of accounting effective June 1, 2002. Therefore, operations for the years ended December 31, 2003 and 2002 are reported on the consolidated statement of changes in net assets in liquidation for the year ended December 31, 2003 and the period from June 1, 2002 to December 31, 2002, while operations for the period from January 1, 2002 to May 31, 2002 and for the years ended December 31, 2001, 2000, and 1999 are reported on the going concern basis in the consolidated statements of operations. Balance sheet data at December 31, 2003 and 2002 represents the total assets and net assets in liquidation as reported in the consolidated statement of net assets in liquidation (liquidation basis) at December 31, 2003 and 2002 (page F-2).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
-------------------------------

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

Results of Operations:
---------------------

         As a result of the sale of the sole remaining property, Players Club, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective June 1, 2002. Therefore, operations for the year ended December 31, 2003 and the period June 1, 2002 to December 31, 2002 are reported in the consolidated statement of changes in net assets in liquidation while the operations for the period January 1, 2002 to May 31, 2002 and for the year ended December 31, 2001 are reported on the going concern basis in the consolidated statements of operations.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2003 as compared to 2002
------------------------

         As discussed above, the Partnership began reporting on a liquidation basis of accounting on June 1, 2002. Operating activity for 2003 consisted of the payment of liabilities recorded at December 31, 2002.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         Listed under Item 15 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None.

ITEM 9A: CONTROLS AND PROCEDURES
-------- -----------------------

         The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Individual General Partner and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's Individual General Partner and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective.

         Subsequent to the date of their most recent evaluation, there have been no significant changes in the Partnership's internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2003, are listed below. Each director is subject to election on an annual basis.

                       Title of All Positions Held with         Year First
Name                   the Corporate General Partner       Elected to Position
----                   -----------------------------       -------------------

Joseph M. Jayson       Chairman of the Board, President            1979
                         and Treasurer

Judith P. Jayson       Vice President and Director                 1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 65, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 41 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 41 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 22 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 63, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 32 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
---------------

         The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Joseph M. Jayson and Bryant E. Zilke.

Audit Committee Financial Expert
--------------------------------

         The Directors and Executive Officers of the Corporate General Partner have determined that Bryant E. Zilke is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Zilke is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel. Mr. Zilke is not independent as a result of being an employee of an affiliate of the Corporate General Partner.

Code of Ethics
--------------

         The Partnership has adopted a code of ethics for the partners, principal financial officer, and employees of the Corporate General Partner or its affiliates who render services on behalf of the Partnership. The Partnership will provide to any person without charge, upon request, a copy of the code of ethics which is available from:

         Realmark Property Investors Limited Partnership - VI B
         Attention:  Investor Relations
         2350 North Forest Road
         Suite 12-A
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2003. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the General Partners that own 4,046.2 units of limited partnership interest amounting to approximately 5.2% of the Partnership interest at December 31, 2003. The general partners, and the executive officers of the Corporate General Partner, as of December 31, 2003, owned 21 units of limited partnership interest. The general partners and affiliates received their proportionate share, as limited partners, of the distribution paid in the last quarter of 2002.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for years 2003 and 2002. All fees incurred in the years ended December 31, 2003 and 2002 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the years ended December 31, 2003 and 2002 totaled $24,150 and $18,400, respectively.

Audit-Related Fees:  None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the year ended December 31, 2003. The fees for these services amounted to $3,558. No tax services were provided during the year ended December 31, 2002.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2003 were pre-approved by the Audit Committee.

         The Audit Committee oversees the Partnership's financial reporting process. Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

        The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2003 and 2002, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

        The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

        In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2003.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                  Page
         ---------------------------------                                  ----

         Independent Auditor's Report                                        F-1
         Consolidated Statements of Net Assets in Liquidation as of
                  December 31, 2003 and 2002                                 F-2
         Consolidated Statements of Changes in Net Assets in Liquidation
                  for the year ended December 31, 2003 and for the period
                  June 1, 2002 to December 31, 2002                          F-3
         Consolidated Statements of Operations for the period
                  January 1, 2002 to May 31, 2002 and for the year
                  ended December 31, 2001                                    F-4
         Consolidated Statements of Partners' Equity for the period
                  January 1, 2002 to May 31, 2002 and for the year
                  ended December 31, 2001                                    F-5
         Consolidated Statements of Cash Flows for the period
                  January 1, 2002 to May 31, 2002 and for the year
                  ended December 31, 2001                                    F-6
         Notes to Consolidated Financial Statements                          F-7

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

         14. Code of Ethics is filed herewith.

         21. Subsidiaries of the Partnership is filed herewith.

         31. Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

         32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B


By:      /s/ Joseph M. Jayson                                     March 30, 2004
         --------------------                                     --------------
         JOSEPH M. JAYSON,                                              Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                     March 30, 2004
         -----------------------------------------                --------------
         JOSEPH M. JAYSON,                                              Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                     March 30, 2004
         -----------------------------------------                --------------
         JUDITH P. JAYSON,                                              Date
         Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited Partnership - VI B:

We have audited the accompanying consolidated statements of net assets in liquidation of Realmark Property Investors Limited Partnership - VI B and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 2003 and for the period June 1, 2002 to December 31, 2002. In addition, we have audited the consolidated statements of operations, partners' equity, and cash flows for the period January 1, 2002 to May 31, 2002 and for the year ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership - VI B and Subsidiaries as of December 31, 2003 and 2002, and the related changes in net assets in liquidation for the year ended December 31, 2003 and for the period June 1, 2002 to December 31, 2002, and the results of their operations and their cash flows for the period January 1, 2002 to May 31, 2002 and for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                 /s/ TOSKI, SCHAEFER & CO., P.C.
                                                 -------------------------------
                                                 TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 26, 2004

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

              Consolidated Statements of Net Assets in Liquidation
                               (Liquidation Basis)

                           December 31, 2003 and 2002




                                                                                       2003       2002
                                                                                       ----       ----
Assets:

     Cash                                                                             $533,025    628,390

     Receivables from affiliated parties                                                    --        245
                                                                                      --------   --------

                           Total assets                                                533,025    628,635
                                                                                      --------   --------

Liabilities:

     Accounts payable and accrued expenses                                              13,421     18,139

     Distributions payable                                                              99,681    159,318

     Estimated costs during the period of liquidation                                   68,745    100,000
                                                                                      --------   --------

                           Total liabilities                                           181,847    277,457
                                                                                      --------   --------

                           Net assets in liquidation                                  $351,178    351,178
                                                                                      ========   ========



















See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

         Consolidated Statements of Changes in Net Assets in Liquidation
                               (Liquidation Basis)

                    For the year ended December 31, 2003 and
                for the period June 1, 2002 to December 31, 2002



                                                                                     2003           2002
                                                                                     ----           ----
Partners' equity at June 1, 2002 (going concern basis)                                          $ 2,883,271

Adjustment to Liquidation Basis - loss on settlement of lawsuit                                    (257,929)
                                                                                                -----------

Net assets in liquidation at beginning of period                                 $   351,178      2,625,342

Interest on note receivable                                                               --         28,380

Reduction of note receivable                                                              --       (100,000)

Operating loss                                                                            --       (102,544)

Estimated costs during the period of liquidation                                          --       (100,000)

Distributions to limited partners                                                         --     (2,000,000)
                                                                                 -----------    -----------

Net assets in liquidation at end of period                                       $   351,178        351,178
                                                                                 ===========    ===========


















See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Period January 1, 2002 to May 31, 2002 and
                          Year ended December 31, 2001



                                                                                    2002           2001
                                                                                    ----           ----
Income:
     Rental                                                                     $   405,338      1,497,317
     Interest and other                                                              49,844        113,521
                                                                                -----------    -----------

                           Total income                                             455,182      1,610,838
                                                                                -----------    -----------
Expenses:
     Property operations                                                            302,086        909,920
     Interest                                                                        91,036        492,158
     Administrative:
         Affiliated parties                                                          40,941        165,939
         Other                                                                       65,308        138,616
                                                                                -----------    -----------

                           Total expenses                                           499,371      1,706,633
                                                                                -----------    -----------

Loss before equity in earnings of joint
     venture and gain on sale of property                                           (44,189)       (95,795)

Equity in earnings of joint venture                                                      --        545,015

Gain on sale of property                                                          2,682,934      1,851,531
                                                                                -----------    -----------


                           Net income                                           $ 2,638,745      2,300,751
                                                                                ===========    ===========

Net income per limited partnership unit                                         $     32.55          29.09
                                                                                ===========    ===========
Distributions per limited partnership unit                                      $        --          33.07
                                                                                ===========    ===========

Weighted average number of limited partnership
     units outstanding                                                             78,625.1       78,625.1
                                                                                ===========    ===========









See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                   Consolidated Statements of Partners' Equity

                   Period January 1, 2002 to May 31, 2002 and
                          Year ended December 31, 2001





                                                                                 Limited Partners
                                                                  General        ----------------
                                                                  Partners      Units        Amount
                                                                  --------      -----        ------
Balances at December 31, 2000                                   $ (168,215)     78,625.1     711,990

Net income                                                          13,477            --   2,287,274

Distributions to partners                                               --            --  (2,600,000)
                                                                ----------    ----------  ----------

Balances at December 31, 2001                                     (154,738)     78,625.1     399,264

Net income                                                          53,925            --   2,584,820
                                                                ----------    ----------  ----------

Balances at May 31, 2002                                        $ (100,813)     78,625.1   2,984,084
                                                                ==========    ==========  ==========





















See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Period January 1, 2002 to May 31, 2002 and
                          Year Ended December 31, 2001

                                                                                          2002            2001
                                                                                          ----            ----
Cash flows from operating activities:
     Net income                                                                       $ 2,638,745      2,300,751
     Adjustments to reconcile net income to
         net cash provided by (used in) operating
         activities:
              Depreciation and amortization                                                 2,657        137,067
              Equity in earnings of joint ventures                                             --       (545,015)
              Gain on sale of property                                                 (2,682,934)    (1,851,531)
              Changes in:
                  Receivables from affiliated parties                                      (6,678)       (78,047)
                  Escrow deposits                                                          11,707        (15,974)
                  Other assets                                                             21,743         20,383
                  Accounts payable and accrued expenses                                   (19,776)        19,560
                  Security deposits and prepaid rents                                      (1,048)        78,830
                                                                                      -----------    -----------

                           Net cash provided by (used in)
                               operating activities                                       (35,584)        66,024
                                                                                      -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of property                                                     4,784,669      4,125,727
     Payments received on note receivable                                                  50,000             --
     Distributions received from joint venture                                                 --        646,577
                                                                                      -----------    -----------

                           Net cash provided by investing activities                    4,834,669      4,772,304
                                                                                      -----------    -----------

Cash flows from financing activities:
     Principal payments on mortgage loans                                              (2,620,735)    (2,606,567)
     Distributions to partners                                                                 --     (2,600,000)
                                                                                      -----------    -----------

                           Net cash used in financing activities                       (2,620,735)    (5,206,567)
                                                                                      -----------    -----------

Net increase (decrease) in cash and equivalents                                         2,178,350       (368,239)

Cash and equivalents at beginning of period                                               340,444        708,683
                                                                                      -----------    -----------

Cash and equivalents at end of period                                                 $ 2,518,794        340,444
                                                                                      ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid for interest                                                           $   105,784        376,078
                                                                                      ===========    ===========





See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

(1)  Liquidation of the Partnership
     ------------------------------

     On May 30, 2002, the Partnership sold its remaining property investment, Players Club North Apartments, and adopted a plan of termination and liquidation under which obligations to non-affiliates will be paid and net proceeds will be distributed to the limited partners.

(2)  Formation and Operation of Partnership
     --------------------------------------

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

(3)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) Basis of Accounting and Consolidation
         -------------------------------------

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(3)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (b) Estimates
         ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
         ----------------------

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

     (d) Cash and Equivalents
         --------------------

     Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs
         -----------------------

     Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgage.

     (f) Joint Ventures
         --------------

     The Partnership's minority interests in joint ventures are accounted for on the equity method.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(3)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (g) Rental Income
         -------------

     Rental income is recognized as earned according to the terms of the leases that are generally for periods of one year or less, payable monthly. Delinquent rents are not recorded.

     (h) Per Unit Data
         -------------

     Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the period.

     (i) Income Allocation and Distributable Cash Flows
         ----------------------------------------------

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

     (j) Income Taxes
         ------------

     No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2003, net assets for financial reporting purposes were equal to the tax bases of the net assets.

     (k) Segment Information
         -------------------

     The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(3)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (l) Reclassifications
         -----------------

     Reclassifications have been made to certain 2002 amounts in order to conform them to the 2003 presentation.

(4)  Investments in Real Estate
     --------------------------

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

(5) Note Receivable
    ---------------

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(6)  Estimated Costs During the Period of Liquidation
     ------------------------------------------------

     Under the liquidation basis of accounting, the Partnership is required to estimate and record the costs associated with executing the plan of liquidation as a liability. These amounts can vary significantly due to, among other things, the costs of retaining personnel, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Partnership's operations. These costs are estimates and are expected to be paid out over the liquidation period. The Partnership's estimated costs during the period of liquidation as of December 31, 2003 and 2002 are as follows:

                                                           2003         2002
                                                           ----         ----

              Professional fees                          $  34,941      60,000
              Office and administrative expense             33,804      40,000
                                                         ---------    --------

                           Total                         $  68,745     100,000
                                                         =========    ========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(7)  Investment in Joint Venture
     ---------------------------

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

         Summary financial information of the Venture follows:

                            Balance Sheet Information
                            -------------------------
                                                                    December 31,
                                                                        2001
                                                                        ----

     Assets - cash                                                   $ 19,117
                                                                     ========
     Liabilities - accounts payable                                  $ 19,117
                                                                     ========

                              Operating Information
                              ---------------------
                                                                   Year ended
                                                                  December 31,
                                                                      2001
                                                                      ----
     Income:
         Rental                                                 $      250,547
         Interest and other                                              7,842
                                                                --------------
                           Total income                                258,389
                                                                --------------
     Expenses:
         Property operations                                           155,995
         Interest                                                       82,090
         Administrative:
              Affiliated parties                                        18,437
              Other                                                     22,897
                                                                --------------
                           Total expenses                              279,419
                                                                --------------

     Net loss before gain on sale of property                          (21,030)

     Gain on sale of property                                        4,760,295
                                                                --------------
                           Net income                           $    4,739,265
                                                                ==============

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(7)  Investment in Joint Venture, Continued
     --------------------------------------
                                                                        2001
                                                                        ----
     Allocation of net income:
         The Partnership                                                545,015
         RPILP-II                                                     4,194,250
                                                                    -----------
                           Total                                    $ 4,739,265
                                                                    ===========

     A reconciliation of the Partnership's investment in the Foxhunt Joint Venture follows:

                                                                        2001
                                                                        ----

         Beginning balance                                       $     101,562
         Equity in net income                                          545,015
         Cash distribution                                            (646,577)
                                                                 -------------
         Ending balance                                          $          --
                                                                 =============

(8)  Related Party Transactions
     --------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                   Liquidation
                                                                      period
                                                   Year ended       June 1 to       January 1 to      Year ended
                                                  December 31,    December, 31         May 31        December 31,
                                                     2003             2002              2002             2001
                                                     ----             ----              ----             ----
         Property management fees
              based on a percentage
              (generally 5%) of rental
              income                                 $    --              --           22,158            79,541

         Reimbursement for cost of services to
              the Partnership that include
              investor relations, marketing of
              properties, professional fees,
              communications, supplies, accounting,
              printing, postage and
              other items                              6,196           3,562           18,783            86,398
                                                     -------           -----           ------          --------
                                                     $ 6,196           3,562           40,941           165,939
                                                     =======           =====           ======           =======

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(8)  Related Party Transactions, Continued
     -------------------------------------

     Receivables from affiliated parties amounted to $245 at December 31, 2002.

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

     Distributions
     -------------

     U.S.Apartments, LLC, is an affiliated company in which the Individual General Partner is the Chairman, Director, and sole stockholder. U.S. Apartments, LLC owns 4,046.2 units of limited partnership interest and received its proportionate share of distributable proceeds amounting to $102,989 in November 2002 from the sale of Players Club North Apartments.

(9)  Settlement of Lawsuit
     ---------------------

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

(9)  Settlement of Lawsuit, Continued
     --------------------------------

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

                                                                   Schedule III
                                                                   ------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation
                           December 31, 2002 and 2001

(1)  Cost for Federal income tax purposes - none.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2002 and 2001 follows:
                                                   Partnership Properties
                                                   ----------------------
                                                     2002           2001
                                                     ----           ----
     Balance at beginning of year                $ 3,097,879      6,821,020
     Dispositions (6)                             (3,097,879)    (3,723,141)
                                                 -----------    -----------
     Balance at end of year                      $        --      3,097,879
                                                 ===========    ===========

                                                 Joint Venture Properties
                                                 ------------------------
                                                     2002           2001
                                                     ----           ----
     Balance at beginning of year                $        --    5,513,128
     Dispositions (5)                                     --   (5,513,128)
                                                 -----------   ----------
     Balance at end of year                      $        --           --
                                                 ===========   ==========

(3) A reconciliation of accumulated depreciation for building and improvements for the years ended December 31, 2002 and 2001 is as follows:

                                                   Partnership Properties
                                                   ----------------------
                                                     2002             2001
                                                     ----             ----
     Balance at beginning of year               $   1,032,199       2,074,141
     Dispositions (6)                              (1,032,199)     (1,041,942)
                                                -------------      ----------
     Balance at end of year (4)                 $          --       1,032,199
                                                =============      ==========

                                                   Joint Venture Properties
                                                   ------------------------
                                                     2002             2001
                                                     ----             ----
     Balance at beginning of year               $         --        3,083,021
     Dispositions (5)                                     --       (3,083,021)
                                                ------------      -----------
     Balance at end of year (4)                 $         --               --
                                                ============      ===========

(4)  Balance applies entirely to buildings and improvements.
(5)  Sale of Foxhunt Apartments in 2001.
(6) Sale of Players Club North Apartments in 2002 and Fairway Club Apartments in 2001.
                                      F-16