Form 10-Q
period 2004-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2004-05-17
CIK 822784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                                      Statements of Net Assets in Liquidation
                                      ---------------------------------------
                                                (Liquidation Basis)

                                                                               (Unaudited)
                                                                                March 31,                 December 31,
                                                                                   2004                      2003
                                                                              -------------              ------------
Assets - cash                                                                 $    518,905                   533,025
                                                                              -------------              ------------

Liabilities:
     Accounts payable and accrued expenses                                          16,074                    13,421
     Distributions payable                                                          98,917                    99,681
     Estimated costs during the period of liquidation                               52,736                    68,745
                                                                              -------------              ------------

         Total liabilities                                                         167,727                   181,847
                                                                              -------------              ------------

         Net assets in liquidation                                            $    351,178                   351,178
                                                                              =============              ============





                                Statements of Changes in Net Assets in Liquidation
                                --------------------------------------------------
                                          (Liquidation Basis - Unaudited)

                                                                                  Three months ended March 31,
                                                                                2004                        2003
                                                                           --------------             --------------
Net assets in liquidation at January 1 and March 31                        $     351,178                    351,178
                                                                           ==============             ==============

                          Notes to Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The statement of net assets in liquidation at December 31, 2003 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Partnership's significant accounting policies are set forth in its December 31, 2003 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership owned no properties in 2004 and 2003. The remaining cash, net of those amounts that are required to pay the estimated payables and costs of operating the partnership during liquidation, will be distributed to the limited partners.

Results of Operations
---------------------

As a result of the sale of the sole remaining property, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective June 1, 2002. Therefore, operations for the three months ended March 31, 2004 and 2003 are reported on the statement of changes in net assets in liquidation. Operating activity for 2004 and 2003 consisted of the payment of liabilities recorded in 2002.

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

PART I - Item 4. Controls and Procedures
                 -----------------------

Disclosure Controls and Procedures: The Partnership's management, with the participation of the Partnership's Individual General Partner and Principal Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon such evaluation, the Partnership's Individual General Partner and Principal Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2003.

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




              May 17, 2004                  /s/ Joseph M. Jayson
              ------------                  ------------------------------
                  Date                      Joseph M. Jayson,
                                            Individual General Partner and
                                            Principal Financial Officer