Form 10-Q
period 2004-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2004-08-16
CIK 822784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

                                       or

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


2350 North Forest Road, Suite 35B, Getzville, New York 14068
------------------------------------------------------------
(Address of principal executive offices)

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
                                           (Liquidation Basis)

                                                                              (Unaudited)
                                                                                June 30,      December 31,
                                                                                  2004            2003
                                                                              -----------     ------------
Assets - cash                                                                   $513,590         533,025
                                                                                --------        --------
Liabilities:

     Accounts payable and accrued expenses                                        22,502          13,421

     Distributions payable                                                        97,899          99,681

     Estimated costs during the period of liquidation                             42,011          68,745
                                                                                --------        --------

         Total liabilities                                                       162,412         181,847
                                                                                --------        --------

         Net assets in liquidation                                              $351,178         351,178
                                                                                ========        ========







                                Statements of Changes in Net Assets in Liquidation
                                --------------------------------------------------
                                          (Liquidation Basis - Unaudited)

                                                                                   Six months ended June 30,
                                                                                   -------------------------
                                                                                2004                       2003
                                                                           --------------             --------------
Net assets in liquidation at January 1 and June 30                         $      351,178                    351,178
                                                                           ==============             ==============

                          Notes to Financial Statements
                     Six months ended June 30, 2004 and 2003
                                   (Unaudited)


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

Results of Operations
---------------------

As a result of the sale of the sole remaining property, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective June 1, 2002. Therefore, operations for the six months ended June 30, 2004 and 2003 are reported on the statement of changes in net assets in liquidation. Operating activity for 2004 and 2003 consisted of the payment of liabilities recorded in 2002.

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




              August 16, 2004                   /s/ Joseph M. Jayson
              ---------------                   --------------------
                  Date                          Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer