Form 10-Q
period 2004-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2004-11-15
CIK 822784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

                                       or

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
                                                (Liquidation Basis)

                                                                               (Unaudited)
                                                                              September 30,              December 31,
                                                                                   2004                      2003
                                                                              -------------              ------------
Assets - cash                                                                 $     502,062                   533,025
                                                                              -------------              ------------

Liabilities:

     Accounts payable and accrued expenses                                           15,626                    13,421

     Distributions payable                                                           97,899                    99,681

     Estimated costs during the period of liquidation                                37,359                    68,745
                                                                              -------------              ------------

         Total liabilities                                                          150,884                   181,847
                                                                              -------------              ------------

         Net assets in liquidation                                            $     351,178                   351,178
                                                                              =============              ============

                                Statements of Changes in Net Assets in Liquidation
                                --------------------------------------------------
                                          (Liquidation Basis - Unaudited)

                                                                                Nine months ended September 30,
                                                                                2004                       2003
                                                                           --------------             --------------
Net assets in liquidation at January 1 and September 30                    $      351,178                    351,178
                                                                           ==============             ==============


                          Notes to Financial Statements
                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)

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

PART I - Item 2. Management's Discussion and Analysis of Financial Condition and
                 ---------------------------------------------------------------
                 Results of Operations
                 ---------------------

Liquidity and Capital Resources
-------------------------------

The Partnership owned no properties in 2004 and 2003. The remaining cash, net of those amounts that are required to pay the estimated payables and costs of operating the partnership during liquidation, will be distributed to the limited partners.

Results of Operations
---------------------

As a result of the sale of the sole remaining property, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective June 1, 2002. Therefore, operations for the nine months ended September 30, 2004 and 2003 are reported on the statement of changes in net assets in liquidation. Operating activity for 2004 and 2003 consisted of the payment of liabilities recorded in 2002.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership's cash equivalents are short-term, non-interest bearing bank accounts. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

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

Item 5. Other Information
        -----------------

        (a) Reports on Form 8-K.

            None.

Item 6. Exhibits
        --------

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




              November 15, 2004                  /s/ Joseph M. Jayson
              -----------------                  --------------------
                    Date                         Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer