Form 10-K
period 2004-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP VI-B
filed 2005-03-31
CIK 822784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004
                                             -----------------

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

2350 North Forest Road
Getzville, New York 14068
-------------------------
(Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


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

         The Partnership's primary business is to own and operate income-producing real property for the benefit of its partners. As of December 31, 2004, the Partnership has disposed of its last property, Players Club North Apartments which was sold on May 30, 2002, for $5,548,000, resulting in a net gain of approximately $2,680,000 to the Partnership for tax purposes. Accordingly, the Partnership has been in the process of liquidating.

         On December 30, 2004, the Partnership filed a Certificate of Cancellation in the office of the Secretary of State of Delaware to cancel the Certificate of Limited Partnership of Realmark Investors Limited Partnership - VI B. The reason for filing of this Certification of Cancellation is that the Partnership has been dissolved and the winding up of the partnership has been completed.

         The business of the Partnership is not seasonal. As of December 31, 2004, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2004 were employees of the Corporate General Partner or its affiliates.

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

ITEM 2: PROPERTIES
------  ----------
         As of December 31, 2004, the Partnership did not own any property investments.

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

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
------- -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2004, there were 988 record holders of units of limited partnership interest. In December 2004, the Partnership, through its Corporate General Partner (Realmark Properties, Inc.) made a final distribution. A total of $281,217 was distributed to the limited partners. Additionally, in June and November 2002, the Partnership made distributions of its previously undistributed net cash from sales proceeds. These distributions were made in accordance with the settlement of the lawsuit (Item 3). A total of $2,257,929 was distributed on behalf of the limited partners. Of this amount, $257,929 was paid in June 2002 to legal counsel in accordance with the settlement of the lawsuit and $2,000,000 was distributed in November 2002 directly to record holders of units of limited partnership interest.

ITEM 6: SELECTED FINANCIAL DATA
------- -----------------------

                                                       At or for the years ended December 31,
                                 -----------------------------------------------------------------------------------
                                     2004 (1)         2003(1)         2002(1)            2001            2000
                                 -----------------------------------------------------------------------------------
Balance sheet data
Net rental property              $           -               -                -         2,063,632        4,748,429
Total assets                                 -         533,025          628,635         3,012,832        5,986,548
Mortgage loans payable                       -               -                -         2,620,735        5,227,302
Partners' equity                             -         351,178          351,178           244,526          543,775
                                 ===================================================================================
Operating data
Rental income                                -               -          405,141         1,497,317        1,863,378
Other income                                 -               -           95,242           113,521          109,956
                                 -----------------------------------------------------------------------------------
Total revenue                                -               -          500,383         1,610,838        1,973,334
                                 -----------------------------------------------------------------------------------
Property operating costs                     -               -          320,267           909,920        1,151,282
Depreciation                                 -               -                -                 -          233,113
Interest expense                             -               -           86,663           492,158          458,931
Administrative expenses                      -               -          281,806           304,555          368,139
                                 -----------------------------------------------------------------------------------
Total expenses                               -               -          668,736         1,706,633        2,211,465
                                 -----------------------------------------------------------------------------------
Operating loss                               -               -         (168,353)          (95,795)        (238,131)
Equity in earnings of
  joint venture                              -               -                -           545,015            3,469
Gain on property sales                       -               -        2,682,934         1,851,531                -
Extraordinary losses                         -               -         (357,929)                -                -
                                 -----------------------------------------------------------------------------------
Net income (loss)                $           -               -        2,156,652         2,300,751         (234,662)
                                 ===================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                   (82,166)        (35,728)          (4,327)           66,024          151,055
Investing activities                         -               -        5,011,619         4,772,304           (8,640)
Financing activities                  (450,859)        (59,637)      (4,878,664)       (5,206,567)        (231,754)
                                 -----------------------------------------------------------------------------------
Net increase (decrease) in
  cash and equivalents           $    (533,025)        (95,365)         128,628          (368,239)         (89,339)
                                 ===================================================================================
Per limited partnership unit
Net income (loss)                $           -               -            26.96             29.09            (2.90)
Distributions                    $        3.58               -            28.72             33.07             2.34
                                 ===================================================================================

(1) The Partnership began reporting on the liquidation basis of accounting effective June 1, 2002. Therefore, operations for the years ended December 31, 2004, 2003 and 2002 are reported on the consolidated statement of changes in net assets in liquidation for the years ended December 31, 2004 and 2003 and the period from June 1, 2002 to December 31, 2002, while operations for the period from January 1, 2002 to May 31, 2002 and for the years ended December 31, 2001, and 2000, are reported on the going concern basis in the consolidated statements of operations. Balance sheet data at December 31, 2004 and 2003 represents the total assets and net assets in liquidation as reported in the consolidated statement of net assets in liquidation (liquidation basis) at December 31, 2004 and 2003 (page F-2).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
--------------------------------

         Since January 1, 2001, the Partnership's only remaining property,

Players Club, had been actively marketed for sale. On May 30, 2002, the Partnership sold Players Club to an unaffiliated entity for cash of $5,548,000. After satisfaction of the $3,091,000 mortgage loan, including a prepayment penalty, on the property and payment of closing costs, the net proceeds available amounted to approximately $2,180,000, before satisfaction of any remaining obligations related to the property. Those proceeds enabled the partnership to make a distribution to limited partners in the last quarter of 2002 of $2,000,000 after a payment of $257,929 in June 2002 to the plaintiff's counsel in accordance with the settlement of the lawsuit (Item 3). The remaining proceeds, less those amounts that are required to pay the estimated payables during liquidation, were distributed to the limited partners in December 2004 in the amount of $281,217. In December 2004, in connection with the termination of the Partnership, $69,961 of cash was transferred to the Corporate General Partner to pay the remaining payables during liquidation. Additionally, a cash transfer of $83,008 was also made to the Corporate General Partner. The cash transfer of $83,008 represents uncashed investor checks for distributions for the years 2000 through 2002.

         Limited partners should be aware that it is possible that they received an allocation of income from the gain on sale of the Partnerships' properties on which they will be required to pay income taxes and there is no assurance that the distributions detailed above will be sufficient to satisfy these obligations.

         Except as described above and in the consolidated financial statements, the General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations:
----------------------

         As a result of the sale of the sole remaining property, Players Club, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective June 1, 2002. Therefore, operations for the years ended December 31, 2004, and 2003 and the period June 1, 2002 to December 31, 2002 are reported in the consolidated statement of changes in net assets in liquidation while the operations for the period January 1, 2002 to May 31, 2002 are reported on the going concern basis in the consolidated statements of operations.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2004 as compared to 2003
------------------------

         As discussed above, the Partnership began reporting on a liquidation basis of accounting on June 1, 2002. Operating activity for 2004 consisted of the payment of liabilities recorded at December 31, 2002.

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

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2004, are listed below. Each director is subject to election on an annual basis.

                      Title of All Positions Held with        Year First Elected
Name                  the Corporate General Partner               to Position
----                  -----------------------------           ------------------

Joseph M. Jayson      Chairman of the Board, President               1979
                        and Treasurer

Judith P. Jayson      Vice President and Director                    1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 66, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S.

Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 42 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 42 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 23 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 64, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 33 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

         Realmark Property Investors Limited Partnership - VI B
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2004. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the General Partners that own 4046.2 units of limited partnership interest amounting to approximately 5.2% of the Partnership interest at December 31, 2004. The general partners, and the executive officers of the Corporate General Partner, as of December 31, 2004, owned 21 units of limited partnership interest. The general partners and affiliates received their proportionate share, as limited partners, of the distribution paid in the last quarter of 2004.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for years 2004 and 2003. All fees incurred in the years ended December 31, 2004 and 2003 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the years ended December 31, 2004 and 2003 totaled $26,000 and $24,150, respectively.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2004 and 2003. The fees for these services amounted to $3,610 and $3,558, respectively.

All Other Fees: None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2004 and 2003 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2004 and 2003, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2004.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                                 Page
         ---------------------------------                                                 ----
         Independent Auditor's Report                                                       F-1
         Consolidated Statements of Net Assets in Liquidation as of
              December 31, 2004 and 2003                                                    F-2
         Consolidated Statements of Changes in Net Assets in Liquidation                    F-3
              for the years ended December 31, 2004 and 2003
         Consolidated Statements of Operations for the period
              January 1, 2002 to May 31, 2002                                               F-4
         Consolidated Statements of Partners' Equity for the period
              January 1, 2002 to May 31, 2002                                               F-5
         Consolidated Statements of Cash Flows for the period
              January 1, 2002 to May 31, 2002                                               F-6
         Notes to Consolidated Financial Statements                                         F-7

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

(b)      Reports on Form 8-K
         -------------------

         On January 12, 2005, the Partnership filed Form 8-K with the United States Securities and Exchange Commission which under item 2.01 reported that the Registrant filed a Certificate of Cancellation in the office of the Secretary of the State of Delaware, on December 30, 2004, to cancel the Certificate of Limited Partnership of Realmark Property Investors Limited Partnership - VI B. The reason for filing of this Certificate of Cancellation was that the Partnership had been dissolved and the winding up of the Partnership had been completed.

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

         14. Code of Ethics filed December 31, 2003, is incorporated herein by reference.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - VI B


By:      /s/Joseph M. Jayson                               March 31, 2005
         -------------------                               --------------
         JOSEPH M. JAYSON,                                      Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                              March 31, 2005
         -------------------                               --------------
         JOSEPH M. JAYSON,                                      Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                              March 31, 2005
         -------------------                               --------------
         JUDITH P. JAYSON,                                      Date
         Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
    Partnership - VI B:

We have audited the accompanying consolidated statements of net assets in liquidation of Realmark Property Investors Limited Partnership - VI B and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of changes in net assets in liquidation for the years ended December 31, 2004 and 2003 and for the period June 1, 2002 to December 31, 2002. In addition, we have audited the consolidated statements of operations, partners' equity, and cash flows for the period January 1, 2002 to May 31, 2002. Our audits also included the financial statement schedule listed in the index at
Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1 to the consolidated financial statements, on May 30, 2002, the Partnership adopted a plan of termination and liquidation. As a result, the Partnership has changed its basis of accounting from the going concern to the liquidation basis effective June 1, 2002.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership - VI B and Subsidiaries as of December 31, 2004 and 2003, and the related changes in net assets in liquidation for the years ended December 31, 2004 and 2003 and for the period June 1, 2002 to December 31, 2002 and the results of their operations and their cash flows for the period January 1, 2002 to May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Williamsville, New York                      /s/ TOSKI, SCHAEFER & CO., P.C.
March 29, 2005                               ------------------------------
                                             TOSKI, SCHAEFER & CO., P.C.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

              Consolidated Statements of Net Assets in Liquidation
                               (Liquidation Basis)

                           December 31, 2004 and 2003




                                                                                        2004                 2003
                                                                                      -------               -------
Assets - cash                                                                         $     -               533,025
                                                                                      -------               -------

Liabilities:

     Accounts payable and accrued expenses                                                  -                13,421

     Distributions payable                                                                  -                99,681

     Estimated costs during the period of liquidation                                       -                68,745
                                                                                      -------               -------
                           Total liabilities                                                -               181,847
                                                                                      -------               -------
                           Net assets in liquidation                                  $     -               351,178
                                                                                      =======               =======

































          See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

         Consolidated Statements of Changes in Net Assets in Liquidation
                               (Liquidation Basis)

               For the years ended December 31, 2004 and 2003 and
                for the period June 1, 2002 to December 31, 2002




                                                                         2004             2003             2002
                                                                      ----------      -----------       ----------
Partners' equity at June 1, 2002 (going concern basis)                $       --               --        2,883,271

Adjustment to Liquidation Basis - loss on settlement
   of lawsuit                                                                 --               --         (257,929)
                                                                                                        ----------
Net assets in liquidation at beginning of period                         351,178          351,178        2,625,342

Interest on note receivable                                                   --               --           28,380

Reduction of note receivable                                                  --               --         (100,000)

Operating loss                                                                --               --         (102,544)

Estimated costs during the period of liquidation                              --               --         (100,000)

Transfer to the Corporate General Partner                                (69,961)(1)           --               --

Distributions to limited partners                                       (281,217)(2)           --       (2,000,000)
                                                                      ----------          -------       ----------

Net assets in liquidation at end of period                            $       --          351,178          351,178
                                                                      ==========          =======       ==========

(1) In addition to the transfer to the Corporate General Partner of $69,961, which will be used to pay remaining payables during liquidation, a cash transfer of $83,008 was also made to the Corporate General Partner. The cash transfer of $83,008 represents uncashed investor checks for distributions for the years 2000 through 2002.

(2) The distributions to the limited partners was made by the Corporate General Partner (Realmark Properties, Inc.) in accordance with the assignment and assumption agreement dated December 17, 2004.














          See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                      Consolidated Statement of Operations

                     Period January 1, 2002 to May 31, 2002



Income:
     Rental                                                   $   405,338
     Interest and other                                            49,844
                                                              -----------
                           Total income                           455,182
                                                              -----------
Expenses:
     Property operations                                          302,086
     Interest                                                      91,036
     Administrative:
         Affiliated parties                                        40,941
         Other                                                     65,308
                                                              -----------
                           Total expenses                         499,371
                                                              -----------

Loss before gain on sale of property                              (44,189)

Gain on sale of property                                        2,682,934
                                                              -----------

                           Net income                         $ 2,638,745
                                                              ===========

Net income per limited partnership unit                       $     32.55
                                                              ===========

Distributions per limited partnership unit                    $        --
                                                              ===========

Weighted average number of limited partnership
     units outstanding                                           78,625.1
                                                              ===========




















          See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                   Consolidated Statement of Partners' Equity

                     Period January 1, 2002 to May 31, 2002






                                                                   Limited Partners
                                           General                 ----------------
                                           Partners            Units            Amount
                                         ------------         --------         ---------
Balances at December 31, 2001            $   (154,738)        78,625.1           399,264

Net income                                     53,925                -         2,584,820
                                         ------------         --------         ---------

Balances at May 31, 2002                 $   (100,813)        78,625.1         2,984,084
                                         ============         ========         =========


































          See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                     Period January 1, 2002 to May 31, 2002



Cash flows from operating activities:
     Net income                                                                    $ 2,638,745
     Adjustments to reconcile net income to net
         cash by used in operating activities:
              Depreciation and amortization                                              2,657
              Gain on sale of property                                              (2,682,934)
              Changes in:
                  Receivables from affiliated parties                                   (6,678)
                  Escrow deposits                                                       11,707
                  Other assets                                                          21,743
                  Accounts payable and accrued expenses                                (19,776)
                  Security deposits and prepaid rents                                   (1,048)
                                                                                   -----------
                           Net cash used in operating activities                       (35,584)
                                                                                   -----------
Cash flows from investing activities:
     Proceeds from sale of property                                                  4,784,669
     Payments received on note receivable                                               50,000
                                                                                   -----------
                           Net cash provided by investing activities                 4,834,669
                                                                                   -----------

Cash flows from financing activities - principal
     payments on mortgage loans                                                     (2,620,735)
                                                                                   -----------

Net increase in cash and equivalents                                                 2,178,350

Cash and equivalents at beginning of period                                            340,444
                                                                                   -----------

Cash and equivalents at end of period                                              $ 2,518,794
                                                                                   ===========

Supplemental disclosure of cash flow information -
     cash paid for interest                                                        $   105,784
                                                                                   ===========

















          See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


(1)  Liquidation of the Partnership
-----------------------------------

     On May 30, 2002, the Partnership sold its remaining property investment, Players Club North Apartments, and adopted a plan of termination and liquidation under which obligations to non-affiliates will be paid and net proceeds will be distributed to the limited partners.

     On December 30, 2004, the Partnership filed a Certificate of Cancellation in the office of the Secretary of State of Delaware to cancel the Certificate of Limited Partnership of Realmark Property Investors Limited Partnership - VI B. The reason for filing of this Certification of Cancellation is that the Partnership has been dissolved and the winding up of the Partnership has been completed.

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

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 6).

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(3)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (a) Basis of Accounting and Consolidation, Continued
     ----------------------------------------------------

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

     (c) Cash and Equivalents
     ------------------------

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (d) Deferred Mortgage Costs
     ---------------------------

         Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgage.

     (e) Joint Ventures
     ------------------

         The Partnership's minority interests in joint ventures are accounted for on the equity method.

     (f) Rental Income
     -----------------

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

    (g) Per Unit Data
     -----------------

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the period.

     (h) Income Allocation and Distributable Cash Flows
     --------------------------------------------------

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

     (i) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2004, net assets for financial reporting purposes were equal to the tax bases of the net assets.

     (j) Segment Information
     -----------------------

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(4)  Investments in Real Estate
-------------------------------

     On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes the accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those assets to be measured at the lower of depreciated cost or fair value less selling costs, whether reported on continuing operations or in discontinued operations. This standard does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121. The adoption of this standard did not have a material effect on the Partnership's consolidated financial position or results of operations for the year ended December 31, 2002.

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

(5)  Estimated Costs During the Period of Liquidation
-----------------------------------------------------

     Under the liquidation basis of accounting, the Partnership is required to estimate and record the costs associated with executing the plan of liquidation as a liability. These amounts can vary significantly due to, among other things, the costs of retaining personnel, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Partnership's operations. These costs are estimates and are expected to be paid out over the liquidation period. The Partnership's estimated costs during the period of liquidation as of December 31, 2004, 2003 and 2002 are as follows:

                                                                     2004              2003              2002
                                                                     ----              ----              ----
              Professional fees                                   $    8,177           44,941            70,000
              Office and administrative expense                       18,910           23,804            30,000
                                                                  ----------         --------        ----------

                           Total                                      27,087           68,745           100,000
               Transfer to Corporate General partner                 (27,087)               -                 -
                                                                  ----------         --------        ----------
                           Total                                  $        -           68,745           100,000
                                                                  ==========         ========        ==========

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(6)  Related Party Transactions
-------------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                                      Liquidation
                                                                                         period
                                                   Year ended        Year ended        June 1 to        January 1 to
                                                  December 31,      December, 31      December 31          May 31,
                                                      2004              2003              2002              2002
                                                  ------------     -------------      -----------       ------------
         Property management fees
              based on a percentage
              (generally 5%) of rental
              income                             $       -                 -                -              22,158

                                                                                      Liquidation
                                                                                        period
                                                   Year ended        Year ended        June 1 to        January 1 to
                                                  December 31,      December, 31      December 31          May 31,
                                                     2004              2003              2002               2002
                                                     ----              ----              ----               ----
     Reimbursement for cost of services to
       the Partnership that include investor
       relations, marketing of properties,
       professional fees, communications,
       supplies, accounting, printing, postage
       and other items                                 4,894          6,196              3,562             18,783
                                                   ---------        -------             ------           --------

                                                   $   4,894          6,196              3,562             40,941
                                                   =========        =======             ======           ========

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

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(6)  Related Party Transactions, Continued
------------------------------------------

     Distributions
     -------------

     U.S.Apartments, LLC, is an affiliated company in which the Individual General Partner is the Chairman, Director, and sole stockholder. U.S. Apartments, LLC owns 4,046.2 units of limited partnership interest and received its proportionate share of distributable proceeds amounting to $102,989 in November 2002 from the sale of Players Club North Apartments and $14,481 in December 2004 in connection with the liquidation of the partnership.

(7) Settlement of Lawsuit
-------------------------

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

                                                                                                     Schedule III
                                                                                                     ------------

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - VI B
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation

                                December 31, 2002


(1) Cost for Federal income tax purposes - none.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2002 is as follows:

     Balance at January 1, 2002                                                                     $     3,097,879
     Disposition (4)                                                                                     (3,097,879)
                                                                                                    ---------------

     Balance at December 31, 2002                                                                   $             -
                                                                                                    ===============

(3) A reconciliation of accumulated depreciation for building and improvements for the year ended December 31, 2002 is as follows:

     Balance at January 1, 2002                                                                     $     1,032,199
     Disposition (4)                                                                                     (1,032,199)
                                                                                                    ---------------

     Balance at December 31, 2002                                                                   $             -
                                                                                                    ===============

(4) Sale of Players Club North Apartments in 2002.